Form 10-Q
period 1998-06-30
SOFTWORKS INC
filed 1998-09-17
CIK 1062621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                         FOR QUARTER ENDED JUNE 30, 1998


                         COMMISSION FILE NUMBER 0-24719


                                 SOFTWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                      7372                52-1092916
      (State or other        (Primary Standard          (I.R.S. Employer
       jurisdiction of       Industrial Classification   Identification No.)
       Incorporation or      Code Number)
       organization)

                        5845 RICHMOND HIGHWAY, SUITE 400
                              ALEXANDRIA, VA 22303
                                (703) 317 - 2424
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                NO  [X]*


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                           NUMBER OF SHARES OUTSTANDING ON
             TITLE OF CLASS                         June 30, 1998
             --------------                -------------------------------

      Common Stock, $.001 par value                   14,083,000

        * Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on July 30, 1998 when its Registration Statement on Forms S-1 and 8-A were declared effective by the Commission. On August 4, 1998, the Company consummated its Initial Public Offering of 4,200,000 shares of its common stock at a price of $7.00 per share; 1,700,000 shares of which were issued and sold by the Company and 1,500,000 of which were sold by Computer Concepts Corporation, the Registrant's parent company, and 1,000,000 shares of which were sold by an unrelated selling shareholder.

                                 SOFTWORKS, INC.
      Quarterly Report on Form 10-Q for the Six Months Ended June 30, 1998
                                Table of Contents



                                                                          PAGE
                                                                          ----
PART I    FINANCIAL INFORMATION

  ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997      3

  Consolidated Statements of Operations for the three and six months
  ended June 30, 1998 and 1997                                               4

  Consolidated Statements of Cash Flows for  the six months
  ended June 30, 1998 and 1997                                               5

  Notes to Consolidated Financial Statements                                 6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

PART II   OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                               17

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                       17

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                 17

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY                     17
            HOLDERS


  ITEM 5.   OTHER INFORMATION                                               17

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                18

  SIGNATURE                                                                 19

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                                 SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     June 30,         December 31,
                                                                       1998               1997
                                                                  ----------------   -------------
                                                                    (UNAUDITED)
                          Assets
Current Assets:
  Cash and cash equivalents                                            $   504         $    360
  Accounts receivable, net of allowance for doubtful accounts of
    $257 and $206, respectively                                          7,241           10,652
  Installment receivables                                                7,918            6,148
  Prepaid expenses and other current assets                              1,476              984
  Deferred tax assets                                                      375              138
                                                                 -------------    -------------
     Total current assets                                               17,514           18,282

  Installment receivables, noncurrent                                    7,948            6,480
  Property and equipment, net                                            1,441            1,523
  Software development costs, net                                        3,735            3,357
  Goodwill, net of accumulated amortization of $2,902 and $2,477,
    respectively                                                         4,584            4,611
  Other assets                                                             943              734
  Deferred tax assets, noncurrent                                          527              696
                                                                 -------------    -------------
     Total assets                                                     $ 36,692         $ 35,683
                                                                 =============    =============

           Liabilities and Stockholder's Equity

Current Liabilities:
  Accounts payable and accrued expenses                                $ 3,976         $ 4,689
  Current portion of long-term debt                                      1,005           1,083
  Deferred maintenance revenue                                           5,555           6,225
  Deferred installment revenue                                           6,923           5,506
  Due to Parent                                                          1,632           1,554
                                                                 -------------   -------------
    Total current liabilities                                           19,091          19,057

  Deferred maintenance revenue, noncurrent                               1,483             740
  Deferred installment revenue, noncurrent                               7,918           7,122
  Long-term debt                                                         1,517           1,294
  Payable to Parent for federal income taxes                             1,383           1,383
                                                                  -------------  -------------
    Total liabilities                                                   31,392          29,596

Stockholders' Equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized;           -               -
    none issued or outstanding
  Common stock, $.001 par value; 150,000,000 authorized;                   14               14
    14,083,000 shares issued and outstanding
  Additional paid-in capital                                             5,549           5,549
  Retained (deficit) earnings                                             (202)            578
  Accumulated other comprehensive loss                                     (61)            (54)
                                                                  -------------  -------------

    Total stockholders' equity                                           5,300           6,087
                                                                  -------------  -------------

     Total liabilities and stockholders' equity                       $ 36,692        $ 35,683
                                                                  =============  =============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                               June 30,
                                            --------------------------------      --------------------------------
                                                1998              1997                 1998             1997
                                            --------------   ---------------      ---------------   --------------
                                             (UNAUDITED)      (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
Revenue:
   Software licenses                             6,026          3,809                9,762            6,104
   Maintenance                                   2,625          2,458                5,176            4,829
   Professional services                           403              -                  712                -
                                            -----------    -----------           ----------      -----------
     Total revenue                               9,054          6,267               15,650           10,933
                                            -----------    -----------           ----------      -----------

Cost of revenue (exclusive of
  amortization and depreciation shown
  separately below):
  Software licenses                                194            114                  633              215
  Maintenance                                    1,612          1,337                3,258            2,500
  Professional services                            196              -                  421                -
                                            -----------    -----------           ----------      -----------
     Total cost of revenue                       2,002          1,451                4,312            2,715
                                            -----------    -----------           ----------      -----------
Gross margin                                     7,052          4,816               11,338            8,218
                                            -----------    -----------           ----------      -----------

Operating expenses:
  Sales and marketing                            4,516          3,300                7,911            5,605
  General and administrative                     1,254            594                2,356            1,478
  Amortization and depreciation                    525            445                1,015              881
  Research and development                         421            413                  693              686
                                            -----------    -----------           ----------      -----------
     Total operating expenses                    6,716          4,752               11,975            8,650
                                            -----------    -----------           ----------      -----------
Operating income (loss)                            336             64                 (637)            (432)

Other expenses                                    (169)             -                 (169)               -
                                            -----------    -----------           ----------      -----------
Income (loss) from operations before
  income taxes                                     167             64                 (806)            (432)

Provision for (benefit from) income taxes          180             84                  (26)             (79)
                                            -----------    -----------           ----------      -----------
Net loss                                       $   (13)       $   (20)             $  (780)          $ (353)
                                            ===========    ===========           ==========      ===========
Basic and diluted net loss                     $ (0.00)       $ (0.00)             $ (0.06)         $ (0.03)
                                            ===========    ===========           ==========      ===========

Basic and diluted weighted average shares
outstanding                                     14,083         14,083               14,083           14,083
                                            ==========     ===========           ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       Six Months Ended
                                                                           June 30,
                                                             ----------------------------------
                                                                  1998              1997
                                                             ----------------  ----------------
                                                               (UNAUDITED)       (UNAUDITED)

Cash flows from operating activities:
  Net loss                                                    $      (780)      $      (353)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities ---
    Amortization and depreciation
      Property and equipment                                          383               296
      Software development costs                                      799               298
      Goodwill                                                        425               361
    Provision for doubtful accounts                                   128                96
    Deferred tax benefit                                              (68)             (127)
  Changes in operating assets and liabilities---
    Accounts receivable and installment receivables                    45            (3,334)
    Prepaid expenses and other current assets                        (492)              (50)
    Other assets                                                     (209)              (11)
    Accounts payable and accrued expenses                            (480)              543
    Deferred revenue                                                2,286             2,407
                                                              ------------     ------------
       Net cash provided by operating activities                    2,037               126
                                                              ------------     ------------
Cash flows from investing activities:
  Purchases of property and equipment                                (301)             (526)
  Software development and technology purchases                    (1,286)             (420)
  Additional consideration for SOFTWORKS, Inc. acquisition           (405)             (374)
                                                              -------------    -------------
       Net cash used in investing activities                        (1,992)          (1,320)
                                                              -------------    -------------
Cash flows from financing activities:
  Net borrowings from Parent                                            78               233
  Repayments of long-term debt                                           -              (121)
  Proceeds from long-term debt                                          28                 -
                                                              -------------    -------------
       Net cash provided by financing activities                       106               112
                                                              -------------    -------------
Effect of exchange rate changes on cash and cash equivalents            (7)                -
                                                              --------------   -------------
Net increase (decrease) in cash and cash equivalents                   144            (1,082)
Cash and cash equivalents, beginning of period                         360             1,735
                                                             --------------    -------------
Cash and cash equivalents, end of period                      $        504      $        653
                                                             ==============    =============
Supplemental disclosure of cash flow information:
  Interest paid                                               $         17      $         21
                                                             --------------    -------------
  Income taxes paid                                           $         14      $          -
                                                             ==============    =============
Supplemental schedule of noncash investing and
  financing activities:
  Assumption of long-term debt from capitalized
    software technology                                       $         -       $     2,160
                                                             ==============    =============

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 1998 (UNAUDITED)


1. Organization and Nature of Operations:

The Company

     SOFTWORKS, Inc. ("SOFTWORKS" or the "Company") designs, develops, markets, and supports systems management software products for enterprise computing environments primarily in the United States. SOFTWORKS owns subsidiaries in the United Kingdom, France, Brazil, Australia, Italy, and Spain which operate primarily as sales offices. SOFTWORKS was incorporated in 1977 under the state laws of Maryland and reincorporated in 1998 under the state laws of Delaware. In 1993, SOFTWORKS was acquired by Computer Concepts Corp. (the "Parent" or the "Stockholder").

Public Offering

     On August 4, 1998, the Company completed an initial public offering ("IPO") of 4,200,000 shares of the Company's common stock, par value $.001. 1,700,000 of these shares were sold by the Company, resulting in net proceeds to the Company of approximately $10.3 million, while the remaining 2,500,000 shares sold were owned by the Parent and another stockholder. In conjunction with the IPO, the Company also issued 190,000 shares of common stock to a financial advisor.


Voting Trust Agreement

     In conjunction with the IPO, shares owned by the Parent were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are and will be members of the Board of Directors of SOFTWORKS. One trustee is the Chairman of the Parent and the remaining two trustees are directors who do not have a significant financial interest in the Parent, one of which is the Chairman of SOFTWORKS. The agreement provides that upon a change in either of the remaining two trustees, the non-Parent stockholders have control of the selection of the successor director/trustee. This agreement remains in effect until the Parent reduces its ownership to 25% of SOFTWORKS.


Risks and Other Factors

     As a company that develops, markets, licenses and supports a family of enterprise systems management software products for data and storage management and performance management, SOFTWORKS faces certain risks. These include dependence on proprietary technology, rapid technological change, errors or failures in its products, dependence on key personnel, challenges in recruiting personnel and a highly competitive marketplace.

     As of June 30, 1998, the Parent owned more than 50% of the outstanding shares of the Company. The Parent received a going concern opinion with respect to its audited financial statements for the year ended December 31, 1997. Under certain circumstances, the Parent's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain disposition or encumbrance of assets and the payment of dividends.

2. Significant Accounting Policies

Financial Statement Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's prospectus dated August 4, 1998. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

Increase in Authorized Shares and Stock Split

     On May 27, 1998 the Company restated its articles of incorporation to increase the number of authorized shares to 2,000,000 preferred shares and 150,000,000 common shares. Additionally, on May 28, 1998, the Board of Directors of SOFTWORKS effected a 5,000-for-1 stock split. Further, on June 29, 1998, the Board of Directors of SOFTWORKS declared and issued a stock dividend of 583,000 shares of Common Stock to the Stockholder. The effects of the stock split, and stock dividend have been given retroactive application in the consolidated financial statements for all periods presented.

Revenue Recognition

     Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. The Company provides customers with the option to pay for license fees in one lump sum or generally in equal annual installments over extended periods of time, generally three to five years. In such instances, the Company does not consider sales contracts with amounts due for periods greater than one year from delivery, fixed and determinable, and accordingly recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services, such as training and staff augmentation, is recognized as the services are performed.

     The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded
Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company implemented SOP 97-2 for the year ended December 31, 1997. The adoption of SOP 97-2 was not material to the Company's revenue recognition policy for software transactions.

Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. SFAS No. 109 requires that the net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net (Loss) Income Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods presented the Company had no potentially dilutive securities, as a result the basic and diluted earnings per share amounts are identical.

     Basic and diluted net earnings per share is also computed pursuant to SEC Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices, prior to the effective date of an initial public offering, be included in the calculation of basic and diluted net income
(loss) per share as if they were outstanding for all periods presented. To date the Company has not had any issuances or grants at nominal prices.

Foreign Currency

     The functional currency for all of the Company's international subsidiaries is the subsidiary's local currency. Assets and liabilities of international subsidiaries are translated into U.S. dollars at period-end exchange rates and revenue and expense accounts and cash flows are translated at average exchange rates during the period. Gains and losses resulting from translation are recorded as accumulated other comprehensive income in stockholders' equity. Transaction gains and losses are recognized in the consolidated statements of operations as incurred.

Fair Value of Financial Instruments

     The carrying  value of current assets and current  liabilities  approximate
their  fair  value  because  of  the  relatively   short   maturities  of  these
instruments.

3. Geographic Information:

     The Company is primarily engaged in a single line of business. Geographic data is summarized between the United States and International. International consists of operations through the Company's international subsidiaries in the United Kingdom, France, Brazil, Australia, Spain and Italy, as well as sales generated through international distributors primarily in Europe and Asia. Geographic data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for all periods presented as follows (in thousands):

                                           Three Months Ended             Six Months Ended
                                                June 30,                       June 30,
                                    -----------------------------   ----------------------------
                                       1998             1997           1998             1997
                                    ------------     ------------   -----------      -----------
Revenue:
 United States                      $   7,022       $    5,161    $   12,312       $    8,808
 International                          2,032            1,106         3,338            2,125
                                    ----------     ------------   -----------      -----------
   Total                            $   9,054       $    6,267    $   15,650       $   10,933
                                    ==========     ============   ===========      ===========

Operating Income (Loss):
 United States                      $     464       $      215    $       80       $      (48)
 International                           (128)            (151)         (717)            (384)
                                    ----------     ------------   -----------      -----------
   Total                            $     336       $       64    $     (637)      $     (432)
                                    ==========     ============   ===========      ===========

Identifiable Assets:
 United States                      $  32,457       $    23,881   $    32,457      $    23,881
 International                          4,235             1,307         4,235            1,307
                                    -----------     ------------   -----------     ------------
   Total                            $  36,692       $    25,188    $   36,692      $    25,188
                                    ===========     ============   ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements. All statements other than statements of historical fact included in this Form 10-Q including without limitation statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and the plans and objectives of the Company's management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in the Company's software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, control of the Company by the parent, and management's discretion in the application of the offering proceeds. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this paragraph.


                                    Overview

     The Company develops, markets, licenses and supports a family of enterprise systems management software products for data and storage management and performance management. The Company's offerings are grouped into four market segments ("Arenas"): performance management ("Performance Arena"); data and storage management ("DataStor Arena"); Year 2000 ("Year 2000 Arena"); and professional services ("Services Arena"). The Company derives its revenue primarily from the licensing of its computer software programs, the sales of software maintenance services, and from professional services involving product implementation and staff augmentation services.

     The Company's revenue consists of revenue from licensing its software products, revenue from the maintenance and support of its software products and, commencing in the third quarter of 1997, revenue from professional services relating to information technology ("IT") consulting and staff augmentation. Generally, the Company is required by its license agreement to provide maintenance and enhancements during the maintenance period. "Maintenance" includes diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. "Enhancements" include upgrades to the products as they become available and new releases of products, except for those which are sold as charged options to the Company's general customer base. Substantially all of the Company's license agreements are perpetual.

     Maintenance agreements are typically for a term of one year and renew automatically upon the payment by the customer of an annual maintenance fee. Maintenance revenue also includes maintenance services for an initial period that is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year.

                               Operating Results

The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue.

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                          June 30,
                                               ---------------------------       ---------------------------
                                                  1998            1997              1998            1997
                                               -----------     -----------       -----------     -----------
                                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)   (UNAUDITED)
Revenue:
  Software licenses                                 66.6%           60.8%             62.4%           55.8%
  Maintenance                                       29.0%           39.2%             33.1%           44.2%
  Professional services                              4.4%            0.0%              4.5%            0.0%
                                               -----------     -----------       -----------     -----------
           Total revenue                           100.0%          100.0%            100.0%          100.0%

Cost of Revenue (exclusive of
  amortization and depreciation shown
  separately below):
  Software licenses                                  2.1%            1.8%              4.1%            1.9%
  Maintenance                                       17.8%           21.4%             20.8%           22.9%
  Professional services                              2.2%            0.0%              2.7%            0.0%
                                               -----------     -----------       -----------     -----------
           Total cost of revenue                    22.1%           23.2%             27.6%           24.8%
                                               -----------     -----------       -----------     -----------

Gross margin                                        77.9%           76.8%             72.4%           75.2%
                                               -----------     -----------       -----------     -----------

Operating expenses:
  Sales and marketing                               49.9%           52.6%             50.5%           51.2%
  General and administrative                        13.9%            9.5%             15.1%           13.5%
  Amortization and depreciation                      5.8%            7.1%              6.5%            8.1%
  Research and development                           4.6%            6.6%              4.4%            6.3%
                                               -----------     -----------       -----------     -----------
          Total operating expenses                  74.2%           75.8%             76.5%           79.1%
                                               -----------     -----------       -----------     -----------

Operating income (loss)                              3.7%            1.0%             (4.1%)          (3.9%)

Other (expenses) income                             (1.9%)           0.0%             (1.1%)           0.0%
                                               -----------     -----------       -----------     -----------
Income (loss) from operations before
income taxes                                         1.8%            1.0%             (5.2%)          (3.9%)

Provision for (benefit from) income taxes            1.9%            1.3%             (0.2%)          (0.7%)
                                               -----------     -----------       -----------     -----------
Net loss                                            (0.1%)          (0.3%)            (5.0%)          (3.2%)
                                               ===========     ===========       ===========     ===========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenue. Total revenue for the three months ended June 30, 1998 increased by 44.5% to $9.1 million from $6.3 million for the three months ended June 30, 1997. License revenue for the three months ended June 30, 1998 increased 58.2% to $6.0 million from $3.8 million for the quarter ended June 30, 1997. Revenue from product licenses in the Company's DataStor Arena that includes its multi-platform data storage management product, CenterStage, increased 78.1% for the three months ended June 30, 1998. Revenue from product licenses in the Company's Performance Arena increased 31.6% for the three months ended June 30, 1998. Maintenance revenue increased 6.8% to $2.6 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997. Professional services, which commenced operations in the third quarter of 1997, contributed $403,000 to total revenue for the period ended June 30, 1998. International revenue, consisting of the Company's licensing from its international operations, comprised of foreign subsidiaries, distributors, and marketing agents, increased 83.7% to $2.0 million for the three months ended June 30, 1998 from $1.1 million for the three months ended June 30, 1997. As a percentage of total revenue, international revenue increased to 22.4% for the quarter ended June 30, 1998 from 17.6% for the quarter ended June 30, 1997. The increase was primarily the result of increased product sales in the UK, Australia and Brazil

     Cost of Revenue. Included in the cost of revenue are cost of software license revenue, cost of maintenance revenue, and cost of professional services revenue. Cost of software license revenue includes royalties paid to Company developers and to third parties. Cost of software license revenue increased 70.2% to $194,000, or 2.1% of total revenue, for the three months ended June 30, 1998 from $114,000, or 1.8% of total revenue, for the three months ended June 30, 1997. This increase was primarily attributable to an increase in royalties expense as a result of increased sales of products. Cost of maintenance revenue increased 20.6% to $1.6 million, or 17.8% of total revenue, for the three months ended June 30, 1998 from $1.3 million, or 21.4% of total revenue, for the three months ended June 30, 1997. This increase is attributable to an increasing customer base of maintenance contracts. Cost of professional services revenue, which consists primarily of salaries and expenses, commenced operations in the third quarter of 1997 and was $196,000 for the three months ended June 30, 1998.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities and computers, pre-sales support, communications costs, trade shows and other promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased 36.8% to $4.5 million for the three months ended June 30, 1998 from $3.3 million for the three months ended June 30, 1997. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Company's sales organization. As a percentage of revenue, sales and marketing expenses decreased to 49.9% for the three months ended June 30, 1998 from 52.6% for the three months ended June 30, 1997. The Company expects that sales and marketing expenditures will increase in terms of absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue new market opportunities.

     General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses increased 111.1% to $1.3 million for the three months ended June 30, 1998 from $594,000 for the three months ended June 30, 1997. The increase in general and administrative expenses was principally due to an increase in staffing levels and administrative personnel necessary to support the Company's growth. As a percentage of revenue, this expense increased to 13.9% for the three months ended June 30, 1998 from 9.5% for the three months ended June 30, 1997. The Company expects that general and administrative expenditures will increase in absolute dollars and may decrease as a percentage of total revenue during 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations and the costs of operating as a public company.

     Amortization  and  Depreciation  Expense.   Amortization  and  depreciation
expenses increased 18.0% to $525,000 for the three months ended June 30, 1998 from $445,000 for the three months ended June 30, 1997.

     Research and Development Expense. Research and development expenses include compensation and related costs for the personnel involved in the Company's research and development efforts. Research and development expenses increased 1.9% to $421,000 for the three months ended June 30, 1998 from $413,000 for the three months ended June 30, 1997.

     Provision for (Benefit from) Income Taxes. The provision for income taxes increased to $180,000 for the three months ended June 30, 1998 from $84,000 for the three months ended June 30, 1997. During these periods, the Company reported its financial results on a consolidated basis with its parent corporation, Computer Concepts, and did not file separate tax returns.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenue. Total revenue increased 43.1% to $15.7 million for the six months ended June 30, 1998 from $10.9 million for the six months ended June 30, 1997. License revenue increased 59.9% to $9.8 million for the six months ended June 30, 1998 from $6.1 million for the six months ended June 30, 1997. Maintenance revenue increased 7.2% to $5.2 million for the six months ended June 30, 1998 from $4.8 million for the six months ended June 30, 1997. Professional services, which commenced operations in the third quarter of 1997, contributed $712,000 to total revenue for the six month period ended June 30, 1998.

     Cost of Revenue. Included in the cost of revenue are cost of software license revenue, cost of maintenance revenue, and cost of professional services revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement for certain Year 2000 products. Cost of software license revenue increased 194.4% to $633,000, or 4.1% of total revenue, for the six months ended June 30, 1998 from $215,000, or 1.9% of total revenue, for the six months ended June 30, 1997. This increase was primarily attributable to the royalties paid as a result of a third party agreement that was not in effect in during the six-month period ended June 30, 1997, as well as an increase in royalty payments resulting from increased software license revenue. Cost of maintenance revenue increased 30.3% to $3.3 million, or 20.8% of total revenue, for the six months ended June 30, 1998 from $2.5 million, or 22.9% of total revenue, for the six months ended June 30, 1997. Cost of professional services revenue, which consists primarily of salaries and expenses, commenced operations in the third quarter of 1997 and was $421,000 for the six months ended June 30, 1998.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities and computers, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased 41.1% to $7.9 million for the six months ended June 30, 1998 from $5.6 million for the six months ended June 30, 1997. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Company's sales organization. As a percentage of revenue, sales and marketing expenses decreased to 50.5% for the six months ended June 30, 1998 from 51.2% for the six months ended June 30, 1997

     General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, legal, accounting and other professional fees. General and administrative expenses increased 59.4% to $2.4 million for the six months ended June 30, 1998 from $1.5 for the six months ended June 30, 1997. The increase in general and administrative expenses was principally due to an increase in finance and administrative personnel necessary to support the Company's growth and the costs of operating as a public company. As a percentage of revenue, this expense increased to 15.1% for the six months ended June 30, 1998 from 13.5% for the six months ended June 30, 1997.

     Amortization  and  Depreciation  Expense.   Amortization  and  depreciation
expenses increased 15.2% to $1.0 million for the six months ended June 30, 1998 from $881,000 for the six months ended June 30, 1997.

     Research and Development Expense. Research and development expenses include salaries and related costs for the personnel involved in the Company's research and development efforts. Research and development expenses were $693,000 for the six months ended June 30, 1998 and $686,000 for the six months ended June 30, 1997.

     Provision for (Benefit from) Income Taxes. The benefit from income taxes decreased to $26,000 for the six months ended June 30, 1998 from $79,000 for the six months ended June 30, 1997. During these periods, the Company reported its financial results on a consolidated basis with the Parent and did not file separate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through cash generated from operations and advances from the Parent. The Company had cash, cash equivalents and short-term investments of $504,000 at June 30, 1998. At June 30, 1998, the balance owing to the Parent was $3.0 million.

     For the six months ended June 30, 1998 and 1997, net cash provided by operating activities was $2.0 million and $126,000, respectively. For the six months ended June 30, 1998 and 1997, net cash used in investing activities was $2.0 and $1.3 million respectively. The increase in cash used in investing activities was primarily a result of additional software development purchases. For the six months ended June 30, 1998 and 1997, net cash provided by financing activities was $106,000 and $112,000 respectively

     The Company's principal commitments as of June 30, 1998 consisted primarily of (i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements and (iii) a software licensing and distribution agreement. There were no material commitments for capital expenditures. The Company intends to enter into a credit agreement in September, 1998 with a commercial bank to obtain a $3.0 million line of credit secured by all of the Company's personal property, consisting primarily of the Company's domestic accounts receivable. Amounts outstanding under the line of credit will bear interest at the bank's prime rate or LIBOR plus 1.7%, at the Company's option. Amounts available under this facility, together with the Company's current cash balances and cash flow from its operations and the proceeds of its recent public offering, are expected to be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that the Company will have sufficient capital to finance potential acquisitions or other growth oriented activities, which could require the Company to incur additional debt or obtain other financing.

RECENT DEVELOPMENTS

     Initial Public Offering. On August 4, 1998 the Company consummated its Initial Public Offering ("IPO") of 4,200,000 shares of its Common Stock at a price of $7.00 per share, of which 1,700,000 shares were issued and sold by the Company and 1,500,000 shares were sold by the Parent, and 1,000,000 shares were sold by another selling stockholder. The net proceeds to the Company from the IPO were approximately $10.3 million.

YEAR 2000 ISSUES

     Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug"or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

     The Company has obtained certification of its processes to assess Year 2000 Problems from the Information Technology Association of America (ITAA). Because the Company's business involves software development, the Company has not sought further verification or validation by independent third parties of its corrections of Year 2000 Problems . However, the Company's Year 2000 project team is reviewing the Company's project plans and monitoring progress against those plans.

     Software Sold to Consumers. The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products, which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

     Internal Infrastructure. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of 1998.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

     Most Likely Consequences of Year 2000 Problems. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management expects that the Company could likely suffer the following consequences:

     1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention and financial and human resources from its ordinary business activities; and

     2.   a  lesser  number  of  serious   system   failures  that  may  require
          significant efforts by the Company or its clients to prevent or alleviate material business disruptions.

     Contingency Plans. The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of 1998. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

     Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

     Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


IMPACT OF EUROPEAN MONETARY UNION

     The European Union is moving towards economic and monetary union in Europe, with the goal of introducing a single currency called the EURO. The Company is currently assessing the effect of the EURO conversion on its European operations.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is, from time to time, involved in various litigation matters arising in the ordinary course of its business. The Company believes that the resolution of currently pending legal proceedings, either individually or taken as a whole, will not have a material adverse effect on the Company's consolidated financial position or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


ITEM 5    OTHER INFORMATION

     Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit  Index

Exhibit Number              Description
---------------------------------------------------------------------

3.1           Certificate of Incorporation of Registrant*
3.2           By-Laws of Registrant*
4.1           Specimen Common Stock Certificate*
10.1          Lease Agreement dated June 14, 1994 between Registrant and WHT
                 Reall Estate Limited Partnership*
10.2          First Amendment to Lease Agreement*
10.3          Second Amendment to Lease Agreement*
10.4          1998 Long Term Incentive Plan*
10.5          Employment Agreement between the Registrant and James Cannavino*
10.6          Employment Agreement between the Registrant and C.R. Kinsey, III*
10.7          Employment Agreement between the Registrant and Judy G. Carter*
10.8          Employment Agreement between the Registrant and Lisa Welch*
10.9          Employment Agreement between the Registrant and Joseph Miksch*
10.10         Employment Agreement between the Registrant and Robert McLaughlin*
10.11 Form of Indemnification Agreement between the Company and its officers and directors*
10.12 Distribution Agreement dated July 8, 1997 between the Registrant and Cognizant Technology Solutions Corporation*
27.1          Financial Data Schedule

*  Incorporated by reference to Registration Statement No 333-53939.


(b)      Reports on Form 8-K
                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Softworks, Inc.


Date: September 17, 1998                         By:  /s/  Robert C. McLaughlin
                                                 ------------------------------
                                                      Robert C. McLaughlin
                                                      Chief Financial Officer