Form 10-Q
period 1998-09-30
SOFTWORKS INC
filed 1998-11-16
CIK 1062621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                         COMMISSION FILE NUMBER 0-24719


                                 SOFTWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                          7372                52-1092916
(State or other jurisdiction of (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)   Classification Code Number) Identification No.)



                        5845 RICHMOND HIGHWAY, SUITE 400
                              ALEXANDRIA, VA 22303
                                (703) 317 - 2424
  Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [X]                          NO   [ ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               NUMBER OF SHARES OUTSTANDING ON
          TITLE OF CLASS                             September 30, 1998
    Common Stock, $.001 par value                        15,973,000

                                 SOFTWORKS, INC.
   Quarterly Report on Form 10-Q for the Nine Months Ended September 30, 1998
                                Table of Contents



                                                                         PAGE
PART I    FINANCIAL INFORMATION

  ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1998 and December 31,   3
  1997

  Consolidated Statements of Operations for the three and nine months
  ended September 30, 1998 and 1997                                       4

  Consolidated Statements of Cash Flows for  the nine months
  ended September 30, 1998 and 1997                                       5

  Notes to Consolidated Financial Statements                              6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      10
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II   OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                            17


  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                    17


  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                              17


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY                  17
              HOLDERS


  ITEM 5.   OTHER INFORMATION                                            17


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             18


  SIGNATURE                                                              19

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                                 SOFTWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               September 30,      December 31,
                                                   1998               1997
                                             ----------------   ----------------
                                                (UNAUDITED)
          Assets
Current Assets:
 Cash and cash equivalents                          $ 6,704           $   360
 Accounts receivable, net of allowance for
  doubtful accounts of $288 and $206, respectively    9,177            10,652
 Installment receivables                             10,154             6,148
 Prepaid expenses and other current assets            1,406               984
 Deferred tax assets                                    180               138
                                             ----------------   ----------------
 Total current assets                                27,621            18,282

 Installment receivables, noncurrent                  7,729             6,480
 Property and equipment, net                          1,498             1,523
 Software development costs, net                      3,361             3,357
 Goodwill, net of accumulated amortization of
  $3,124 and $2,477, respectively                     4,365             4,611
 Other assets                                         1,056               734
 Deferred tax assets, noncurrent                        365               696
                                            -----------------   ----------------
          Total assets                              $45,995             35,683
                                            =================   ================

          Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses              $ 3,959             4,689
 Current portion of long-term debt                      968             1,083
 Deferred maintenance revenue                         6,435             6,225
 Deferred installment revenue                         6,938             5,506
 Income taxes payable                                   356                -
 Due to Parent                                            -             1,554
                                             ----------------   ----------------

     Total current liabilities                       18,656            19,057

 Deferred maintenance revenue, noncurrent             1,866               740
 Deferred installment revenue, noncurrent             7,662             7,122
 Long-term debt                                       1,575             1,294
 Payable to Parent for federal income taxes             760             1,383
                                             ----------------   ----------------
     Total liabilities                               30,519            29,596

Stockholders' Equity:
 Preferred stock, $.001 par value; 2,000,000 shares
  authorized; none issued or outstanding                -                  -
 Common stock, $.001 par value; 150,000,000             16                 14
 authorized; 15,973,000 and 14,083,000 shares
 issued and outstanding, respectively
 Additional paid-in capital                         15,201              5,549
 Retained earnings                                     335                578
 Accumulated other comprehensive loss                  (76)               (54)
                                             ----------------   ----------------
     Total stockholders' equity                     15,476              6,087
                                             ----------------   ----------------
     Total liabilities and stockholders'
        equity                                      45,995             35,683
                                             ================   ================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                      ------------------     -----------------
                                        1998       1997       1998      1997
                                     ---------   -------    -------    -------
                                    (UNAUDITED)(UNAUDITED)(UNAUDITED)(UNAUDITED)
Revenue:
 Software licenses                    $  8,172   $ 4,281    $17,934    $10,385
 Maintenance                             2,619     2,578      7,795      7,407
 Professional services                     456        45      1,168         45
                                      --------   -------    -------    --------

     Total revenue                      11,247     6,904     26,897     17,837
                                      --------   -------    -------    --------

Cost of revenue (exclusive of
 amortization and depreciation shown
 separately below):
 Software licenses                        426        161      1,059        376
 Maintenance                            1,675      1,355      4,933      3,855
 Professional services                    244         38        665         38
                                      --------     -----      -----      ------
     Total cost of revenue              2,345      1,554      6,657      4,269
                                      --------    ------      -----      ------
Gross margin                            8,902      5,350     20,240     13,568

                                      --------    ------     -------    -------
Operating expenses:
 Sales and marketing                    5,181      3,247     13,092      8,852
 General and administrative             1,087        586      3,443      2,064
 Amortization and depreciation            616        500      1,631      1,381
 Research and development                 850        683      1,543      1,369
                                     ---------    -------    ------     -------
     Total operating expenses           7,734      5,016     19,709     13,666
                                     ---------    -------    ------     -------
Operating income (loss)                 1,168        334        531        (98)

Other expenses                            (84)        -        (253)        -
                                     ---------    -------    -------    -------

Income (loss) from operations before
 income taxes                           1,084        334        278        (98)

Provision for income taxes                547        207        521        128
                                     ---------    -------      -----    -------

Net income (loss)                     $   537     $  127     $  243)    $ (226)
                                     =========    =======    =======    =======
Basic and diluted net income (loss)   $  0.04     $  0.01    $(0.02)    $(0.02)
                                     =========    =======    =======    =======

Basic and diluted weighted average
 shares outstanding                    15,275      14,083     14,485     14,083
                                     =========    =======    =======    =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                        1998           1997
                                                     ---------------------------
                                                     (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities:
 Net loss                                            $     (243)    $     (226)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities ---
  Amortization and depreciation
   Property and equipment                                   589            465
   Software development costs                             1,172            480
   Goodwill                                                 647            551
  Provision for doubtful accounts                           159             76
  Deferred tax expense                                      289            193
 Changes in operating assets and liabilities---
  Accounts receivable and installment receivables        (3,938)        (7,347)
  Prepaid expenses and other current assets                (422)          (284)
  Other assets                                             (322)          (163)
  Accounts payable and accrued expenses                    (497)           818
  Income taxes payable                                      356            -
  Deferred revenue                                        3,308          5,541
                                                    ------------    -----------
     Net cash provided by operating activities            1,098            104
                                                    ------------    -----------
Cash flows from investing activities:
 Purchases of property and equipment                       (564)          (732)
 Software development and technology purchases           (1,286)          (525)
 Additional consideration for SOFTWORKS, Inc.
  acquisition                                              (408)          (546)
                                                    ------------    -----------

     Net cash used in investing activities               (2,258)        (1,803)
                                                    ------------    -----------
Cash flows from financing activities:
 Net (payments to) borrowings from Parent                (1,554)           275
 Change in amount payable to Parent for federal
  income taxes                                             (623)            -
 Repayments of long-term debt                                -            (189)
 Proceeds from long-term debt                                49             -

 Net proceeds from initial public offering                9,654             -
                                                    ------------    -----------
     Net cash provided by financing activities            7,526             86
                                                    ------------    -----------
Effect of exchange rate changes on cash and
 cash equivalents                                          (22)             -
                                                    ------------    -----------
Net increase (decrease) in cash and cash equivalents      6,344         (1,613)
Cash and cash equivalents, beginning of period              360          1,735
                                                    ------------    -----------
Cash and cash equivalents, end of period             $    6,704     $      122

Supplemental disclosure of cash flow information:
 Interest paid                                       $       21             22
                                                    -----------     -----------
 Income taxes paid                                   $       14            -
                                                    ===========     ===========
Supplemental schedule of noncash investing and
 financing activities:
 Assumption of long-term debt from capitalized
  software technology                                $     -             2,160
                                                    ===========     ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                                 SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF SEPTEMBER 30, 1998 (UNAUDITED)


1. Organization and Nature of Operations:

The Company

     SOFTWORKS, Inc. ("SOFTWORKS" or the "Company") designs, develops, markets, and supports systems management software products for enterprise computing environments primarily in the United States. SOFTWORKS owns subsidiaries in the United Kingdom, France, Brazil, Australia, Italy, Germany, and Spain which operate primarily as sales offices. SOFTWORKS was incorporated in 1977 under the state laws of Maryland and reincorporated in 1998 under the state laws of Delaware. In 1993, SOFTWORKS was acquired by Computer Concepts Corp. (the "Parent").

Public Offering

     On August 4, 1998, the Company completed an initial public offering ("IPO") of 4,200,000 shares of the Company's common stock, par value $.001. 1,700,000 of these shares were sold by the Company, resulting in net proceeds to the Company of approximately $9.7 million, while the remaining 2,500,000 shares sold were owned by the Parent and another stockholder. In conjunction with the IPO, the Company also issued 190,000 shares of common stock to a financial advisor.


Voting Trust Agreement

     In conjunction with the IPO, shares owned by the Parent were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. One trustee is the Chairman of the Parent and the remaining two trustees are directors who do not have a significant financial interest in the Parent, one of which is the Chairman of SOFTWORKS. The agreement provides that upon a change in either of the remaining two trustees, the non-Parent stockholders have control of the selection of the successor director/trustee. This agreement remains in effect until the Parent reduces its ownership to 25% of SOFTWORKS.


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

     As of September 30, 1998, the Parent owned more than 50% of the outstanding shares of the Company. The Parent received a going concern opinion with respect to its audited financial statements for the year ended December 31, 1997. Under certain circumstances, the Parent's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain dispositions or encumbrances of assets and the payment of dividends.

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

     These financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and it is suggested that these financial statements be read in conjunction with the financial statements, and the notes thereto, included in the Company's prospectus dated August 4, 1998 and subsequent Forms 10-Q as filed with the Securities and Exchange Commission. In the opinion of management, the comparative financial statements for the fiscal periods presented herein include all adjustments that are normal and recurring which are necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

Increase in Authorized Shares and Stock Split

     On May 27, 1998, the Company restated its articles of incorporation to increase the number of authorized shares to 2,000,000 preferred shares and 150,000,000 common shares. Additionally, on May 28, 1998, the Board of Directors of SOFTWORKS effected a 5,000-for-1 stock split. Further, on June 29, 1998, the Board of Directors of SOFTWORKS declared and issued a stock dividend of 583,000 shares of Common Stock to the Parent. The effects of the stock split and stock dividend have been given retroactive application in the consolidated financial statements for all periods presented.

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

     The American Institute of Certified Public Accountants issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded
Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company implemented SOP 97-2 for the year ended December 31, 1997. In March 1998, Statement of Positions 98-4 ("SOP 98-4") amended a portion of SOP 97-2. The adoption of SOP 97-2 and the amendment contained in SOP 98-4 were not material to the Company's revenue recognition policy for software transactions.

Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. SFAS No. 109 requires that the net deferred tax asset is to be adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Income (Loss) Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of September 30,1998, total stock options granted were 3.6 million of 3.7 million authorized. Due to the anti-dilutive nature of the options for all periods presented, there is no effect on the calculation of weighted average shares for diluted earnings per share. As a result, the basic and diluted earnings per share amounts are identical.

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

Foreign Currency

     The functional currency for all of the Company's international subsidiaries is the subsidiary's local currency. Assets and liabilities of international subsidiaries are translated into U.S. dollars at period-end exchange rates and revenue and expense accounts and cash flows are translated at average exchange rates during the period. Gains and losses resulting from translation are recorded as accumulated other comprehensive income in stockholders' equity. Transaction gains and losses are recognized in the consolidated statements of operations as incurred. The Company does not engage in any hedging activities. As a result, there is no guarantee that fluctuations in exchange rates might not have a material adverse effect on the Company's financial results.

Fair Value of Financial Instruments

     The carrying  value of current assets and current  liabilities  approximate
their  fair  value  because  of  the  relatively   short   maturities  of  these
instruments.

3. Geographic Information:

     The Company is primarily engaged in a single line of business. Geographic data is summarized between the United States and International. International consists of operations through the Company's international subsidiaries in the United Kingdom, France, Brazil, Australia, Spain, Germany, and Italy, as well as sales generated through international distributors primarily in Europe and Asia. Geographic data is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for all periods presented as follows (in thousands):

                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                    -----------------------------   ----------------------------
                                       1998             1997           1998             1997
                                    ------------     ------------   -----------      -----------
Revenue:
 United States                        $   8,827       $    5,709     $  21,139        $  14,517
 International                            2,420            1,195         5,758            3,320
                                    ============     ============   ===========      ===========
 Total                                $  11,247       $    6,904     $  26,897        $  17,837
                                    ============     ============   ===========      ===========

Operating Income (Loss):
 United States                        $   1,395       $      503     $   1,475        $     455
 International                             (227)            (169)         (944)            (553)
                                    ============     ============   ===========      ===========
 Total                                $   1,168       $      334     $     531        $     (98)
                                    ============     ============   ===========      ===========

Identifiable Assets:
 United States                        $  39,478       $   26,878     $  39,478        $  26,878
 International                            6,517            1,820         6,517            1,820
                                    ============     ============   ===========      ===========
 Total                                $  45,995       $   28,698     $  45,995        $  28,698
                                    ============     ============   ===========      ===========

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

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                     September 30,
                                               ---------------------------       ---------------------------
                                                  1998            1997              1998            1997
                                               -----------     -----------       -----------     -----------
                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Revenue:
Software licenses                                 72.7%           62.0%             66.7%           58.2%
Maintenance                                       23.2%           37.3%             29.0%           41.5%
Professional services                              4.1%            0.7%              4.3%            0.3%
                                               -----------     -----------       -----------     -----------

           Total revenue                         100.0%          100.0%            100.0%          100.0%

Cost of Revenue (exclusive of
amortization and depreciation shown
separately below):
Software licenses                                  3.8%            2.3%              3.9%            2.1%
Maintenance                                       14.9%           19.6%             18.3%           21.6%
Professional services                              2.2%            0.6%              2.5%            0.2%
                                               -----------     -----------       -----------     -----------

       Total cost of revenue                      20.9%           22.5%             24.7%           23.9%
                                               -----------     -----------       -----------     -----------

Gross margin                                      79.1%           77.5%             75.3%           76.1%

                                               -----------     -----------       -----------     -----------
Operating expenses:
Sales and marketing                               46.1%           47.0%             48.7%           49.6%
General and administrative                         9.6%            8.6%             12.8%           11.6%
Amortization and depreciation                      5.5%            7.2%              6.1%            7.7%
Research and development                           7.6%            9.9%              5.7%            7.7%
                                               -----------     -----------       -----------     -----------
      Total operating expenses                    68.8%           72.7%             73.3%           76.6%
                                               -----------     -----------       -----------     -----------
Operating income (loss)                           10.3%            4.8%              2.0%           -0.5%

Other expenses                                    -0.7%            0.0%             -1.0%            0.0%
                                               -----------     -----------       -----------     -----------
Income (loss) from operations before
income taxes                                       9.6%            4.8%              1.0%           -0.5%

Provision for income taxes                         4.8%            3.0%              1.9%            0.8%
                                               -----------     -----------       -----------     -----------
Net income (loss)                                  4.8%            1.8%             -0.9%           -1.3%
                                               ===========     ===========       ===========     ===========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Total revenue for the three months ended September 30, 1998 increased by 62.9% to $11.2 million from $6.9 million for the three months ended September 30, 1997. License revenue for the three months ended September 30, 1998 increased 90.9% to $8.2 million from $4.3 million for the quarter ended September 30, 1997. Revenue from product licenses in the Company's DataStor Arena that includes its multi-platform data storage management product, CenterStage, increased 68.9% for the three months ended September 30, 1998.
Revenue from product licenses in the Company's Performance Arena increased 116.3% for the three months ended September 30, 1998. Maintenance revenue increased 1.6% to $2.62 million for the three months ended September 30, 1998 from $2.57 million for the three months ended September 30, 1997. Professional services, which commenced operations in the third quarter of 1997, contributed $456,000 to total revenue for the period ended September 30, 1998. International revenue, consisting of the Company's licensing from its international operations, comprised of foreign subsidiaries, distributors, and marketing agents, increased 102.5% to $2.4 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. As a percentage of total revenue, international revenue increased to 21.5% for the quarter ended September 30, 1998 from 17.3% for the quarter ended September 30, 1997. The increase was primarily the result of increased product sales in the UK, Australia and Brazil.

     Cost of Revenue. Included in the cost of revenue are cost of software license revenue, cost of maintenance revenue, and cost of professional services revenue. Cost of software license revenue includes royalties paid to Company developers and to third parties. Cost of software license revenue increased 164.6% to $426,000, or 3.8% of total revenue, for the three months ended September 30, 1998 from $161,000, or 2.3% of total revenue, for the three months ended September 30, 1997. This increase was primarily attributable to an increase in royalties as a result of increased sales of products. Cost of maintenance revenue increased 23.6% to $1.7 million, or 14.9% of total revenue, for the three months ended September 30, 1998 from $1.4 million, or 19.6% of total revenue, for the three months ended September 30, 1997. This increase is attributable to an increasing customer base of maintenance contracts. Cost of professional service revenue, which consists primarily of salaries and expenses, commenced operations in the third quarter of 1997 and was $244,000 for the three months ended September 30, 1998.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities and computers, pre-sales support, communications costs, trade shows and other promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased 59.6% to $5.2 million for the three months ended September 30, 1998 from $3.2 million for the three months ended September 30, 1997. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Company's sales organization. As a percentage of revenue, sales and marketing expenses decreased to 46.1% for the three months ended September 30, 1998 from 47.0% for the three months ended September 30, 1997. The Company expects that sales and marketing expenditures will increase in terms of absolute dollars, and may decrease as a percentage of revenue, during the remainder of 1998 and thereafter. The increase in absolute dollars is expected to be incurred as additional personnel are hired, field offices are opened and promotional expenditures increase to allow the Company to increase its market penetration and to pursue new market opportunities.

     General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses increased 85.5% to $1.1 million for the three months ended September 30, 1998 from $586,000 for the three months ended September 30, 1997. The increase in general and administrative expenses was principally due to an increase in staffing levels and administrative personnel necessary to support the Company's growth. As a percentage of revenue, this expense increased to 9.6% for the three months ended September 30, 1998 from 8.6% for the three months ended September 30, 1997. The Company expects that general and administrative expenditures will increase in absolute dollars and may decrease as a percentage of total revenue during 1998 and thereafter. The increase in absolute dollars is expected to be required for the expansion of the Company's administrative staff and internal systems to support expanding operations and the costs of operating as a public company.

     Amortization  and  Depreciation  Expense.   Amortization  and  depreciation
expenses increased 23.2% to $616,000 for the three months ended September 30, 1998 from $500,000 for the three months ended September 30, 1997.

     Research and Development Expense. Research and development expenses include compensation and related costs for the personnel involved in the Company's research and development efforts. Research and development expenses increased 24.5% to $850,000 for the three months ended September 30, 1998 from $683,000 for the three months ended September 30, 1997.

     Provision for Income Taxes. The provision for income taxes increased to $547,000 for the three months ended September 30, 1998 from $207,000 for the three months ended September 30, 1997. For the period ending September 30, 1997, the Company reported its financial results on a consolidated basis with the Parent and did not file separate tax returns.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue. Total revenue increased 50.8% to $26.9 million for the nine months ended September 30, 1998 from $17.8 million for the nine months ended September 30, 1997. License revenue increased 72.7% to $17.9 million for the nine months ended September 30, 1998 from $10.4 million for the nine months ended September 30, 1997. Maintenance revenue increased 5.2% to $7.8 million for the nine months ended September 30, 1998 from $7.4 million for the nine months ended September 30, 1997. Professional services, which commenced operations in the third quarter of 1997, contributed $1.2 million to total revenue for the nine month period ended September 30, 1998.

     Cost of Revenue. Included in the cost of revenue are cost of software license revenue, cost of maintenance revenue, and cost of professional services revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement. Cost of software license revenue increased 181.6% to $1.1 million, or 3.9% of total revenue, for the nine months ended September 30, 1998 from $376,000, or 2.1% of total revenue, for the nine months ended September 30, 1997. This increase was primarily attributable to the royalties paid as a result of a third party agreement that commenced in July 1997, as well as an increase in royalty payments resulting from increased software license revenue. Cost of maintenance revenue increased 28.0% to $4.9 million, or 18.3% of total revenue, for the nine months ended September 30, 1998 from $3.9 million, or 21.6% of total revenue, for the nine months ended September 30, 1997. Cost of professional services revenue, which consists primarily of salaries and expenses, commenced operations in the third quarter of 1997 and was $665,000 for the nine months ended September 30, 1998.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities and computers, communications costs and promotional expenses for the Company's direct sales organization and marketing staff. Sales and marketing expenses increased 47.9% to $13.1 million for the nine months ended September 30, 1998 from $8.9 million for the nine months ended September 30, 1997. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in the Company's sales organization. As a percentage of revenue, sales and marketing expenses decreased to 48.7% for the nine months ended September 30, 1998 from 49.6% for the nine months ended September 30, 1997.

     General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses increased 66.8% to $3.4 million for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997. The increase in general and administrative expenses was principally due to an increase in finance and administrative personnel necessary to support the Company's growth and the costs associated with operating as a public company. As a percentage of revenue, these expenses increased to 12.8% for the nine months ended September 30, 1998 from 11.6% for the nine months ended September 30, 1997.

     Amortization  and  Depreciation  Expense.   Amortization  and  depreciation
expenses increased 18.1% to $1.6 million for the nine months ended September 30, 1998 from $1.4 million for the nine months ended September 30, 1997.

     Research and Development Expense. Research and development expenses include salaries and related costs for the personnel involved in the Company's research and development efforts. Research and development expenses were $1.5 million for the nine months ended September 30, 1998 and $1.4 million for the nine months ended September 30, 1997.

     Provision for Income Taxes. The provision for income taxes increased to $521,000 for the nine months ended September 30, 1998 from $128,000 for the nine months ended September 30, 1997. For the period ending September 30, 1997, the Company reported its financial results on a consolidated basis with the Parent and did not file separate tax returns.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through cash generated from operations and its recent initial public offering. The Company had cash and cash equivalents of $6.7 million at September 30, 1998. At September 30, 1998, the balance due to the Parent was $760,000.

     For the nine months ended September 30, 1998 and 1997, net cash provided by operating activities was $1.0 million and $104,000, respectively. For the nine months ended September 30, 1998 and 1997, net cash used in investing activities was $2.3 and $1.8 million respectively. The increase in cash used in investing activities was primarily a result of purchases related to software development. For the nine months ended September 30, 1998 and 1997, net cash provided by financing activities was $7.5 million and $86,000 respectively. The increase in cash provided by financing activities was primarily a result of the Company's initial public offering.

     The Company's principal commitments as of September 30, 1998 consisted primarily of (i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements and (iii) a software licensing and distribution agreement. There were no material commitments for capital expenditures. The Company's current cash and cash equivalent balances, cash flow from its operations, and the proceeds of its recent public offering, are expected to be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that the Company will have sufficient capital to finance potential acquisitions or other growth oriented activities, which could require the Company to incur additional debt or obtain other financing.

RECENT DEVELOPMENTS

     Initial Public Offering. On August 4, 1998, the Company consummated its Initial Public Offering ("IPO") of 4,200,000 shares of its Common Stock at a price of $7.00 per share, of which 1,700,000 shares were issued and sold by the Company, 1,500,000 shares were sold by the Parent, and 1,000,000 shares were sold by another selling stockholder. The net proceeds to the Company from the IPO were approximately $9.7 million.

     New Subsidiary Corporations: The Company has established a wholly-owned subsidiary in the Republic of Germany (Softworks Deutschland GmbH) and has recruited and trained a portion of its planned sales force, in contemplation of operating a direct sales and customer support operation in Germany as of January 1, 1999.

     The Company has created a Foreign Sales Corporation, within the purview of the Tax Reform Act of 1984. This subsidiary (SOFTWORKS FSC, INC) is domesticated in the U.S. Virgin Islands.


YEAR 2000 ISSUES

     Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem".

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's overall financial position, or any year's results of operations, there can be no assurance to this effect.

     The Company has obtained certification of its processes to assess Year 2000 Problems from the Information Technology Association of America (ITAA). Because the Company's business involves software development, the Company has not sought further verification or validation by independent third parties of its corrections of Year 2000 Problems. However, the Company's Year 2000 project team is reviewing the Company's project plans and monitoring progress against those plans.

     Software Sold to Consumers. The Company believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

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

     Suppliers. The Company has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company does not anticipate any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

     Not Applicable


ITEM 5    OTHER INFORMATION

     Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit  Index

Exibit Number                      Description
---------------------------------------------------------------------

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


                                         Softworks, Inc.
Date: November 16, 1998                  By:  /s/  Robert C. McLaughlin
                                         -------------------------------------
                                             Robert C. McLaughlin
                                             Chief Financial Officer