Form 10-K
period 1998-12-31
SOFTWORKS INC
filed 1999-03-31
CIK 1062621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
   [ ] TRANSITION REPORT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 0-24719

                                 SOFTWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


    DELAWARE                         7372                          52-1092916
(State or other                (Primary Standard                  (I.R.S.
jurisdiction of                Industrial                         Employer
Incorporation or               Classification Code                Identification
organization)                  Number)                            No.)


                        5845 RICHMOND HIGHWAY, SUITE 400
                              ALEXANDRIA, VA 22303
                                 (703) 317-2424
                        (Address, including zip code, and
                           telephone number, including
                           area code, of registrant's
                          principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                          NUMBER OF SHARES OUTSTANDING ON
     TITLE OF CLASS                              December 31, 1998
    Common Stock, $.001                             15,973,000
         par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 1999, there were 15,973,000 shares of the Registrant's Common Stock outstanding, which is the only outstanding class of common stock of the Registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant (based on the closing price for the common Stock as quoted by the Nasdaq National Market on such date), was approximately $57,475,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are hereby incorporated by reference into this Form 10-K: PART III - Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14a of The Securities Exchange Act of 1934.

                                 SOFTWORKS, INC.
                Form 10-K for the Period Ended December 31, 1998
                                Table of Contents



                                                                            PAGE
PART I                                                                      ----

          ITEM 1   Business                                                    3

          ITEM 2   Properties                                                  7

          ITEM 3   Legal Proceedings                                           7

          ITEM 4   Submission of Matters to a Vote of Security Holders         7

PART II
          ITEM 5   Market for Registrant's Common Equity and Related
                   Stockholder Matters                                         7

          ITEM 6   Selected Consolidated Financial Data                        8

          ITEM 7   Management's Discussion and Analysis of Financial
                   condition and Results of Operations                         9


          ITEM 7a  Quantitative and Qualitative Disclosures About
                   Market Risk                                                16

          ITEM 8   Financial Statement and Supplementary Data                 17

          ITEM 9   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        35

PART III
          ITEM 10  Directors and Executive Officers of the Registrant         36

          ITEM 11  Executive Compensation                                     37

          ITEM 12  Security Ownership of Certain Beneficial Owners and
                   Management                                                 37

          ITEM 13  Certain Relationships and Related Transactions             37

PART IV
          ITEM 14  Exhibits, Financial Statement schedules , and Reports
                   on Form 8-K                                                38


SIGNATURE                                                                     39

                                     PART I

ITEM 1    BUSINESS

Overview

     Softworks, Inc., and its wholly owned subsidiaries, (collectively referred to as "Softworks"), develops, markets, licenses and supports a family of enterprise systems management and maintenance software products for performance, data and storage management. Softworks' products are designed to optimize system and application performance, maximize the value of purchased hardware and software, and enhance the reliability and availability of the data processing environment for enterprises that employ large enterprise servers, UNIX, and/or Microsoft(R) Windows NT(R) ("NT") computing environments.

     Softworks' products are developed using "SST", its proprietary combination of a design strategy and development methodology and a set of core technologies which is intended to enable Softworks' software products to provide an immediate performance improvement and cost savings. Softworks believes that SST differentiates Softworks from its competition by going beyond conventional monitoring and reporting systems management to provide proactive alerts, programmed responses and automated corrective actions. Products employing SST are designed to address the weaknesses and exploit the strengths of native operating systems and access methods found in multiple processing environments. They incorporate a high degree of embedded intelligence, offer controlled automation options that interface with existing hardware and software and facilitate proactive systems management. With SST, the need for platform specific expertise and additional manpower to effectively manage multiple platform environments is significantly reduced.

     Softworks has over 6,000 licenses of its products in use at over 2,000 installations worldwide, including installations at approximately 87% of the Fortune 100. During 1998, Softworks added 50 new customers to its user base. Historically, Softworks' products addressed only the performance and data storage requirements of mainframe operating systems. In 1998, Softworks enhanced its product family further by introducing UNIX and NT based storage products. In 1999, Softworks plans to introduce additional storage management products for Oracle, EMC Symmetrix, IBM RAMAC, and StorageTek Tape Silo. Softworks' customers operate in a variety of industries, such as financial services, healthcare and manufacturing, and include Citicorp, GTE Data Services, NationsBank, Paine Webber, Prudential Service Company, Sprint, State Farm Mutual Auto Insurance and Wal-Mart. Softworks sells its products through a global direct sales force and a network of international distributors and resellers.

Products and Services

     Using Softworks' proprietary SST development methodologies and core technologies, Softworks has developed offerings grouped into four Arenas: data and storage management products, performance management products, Year 2000 products and professional services.

Products

     The following table describes the functionality of Softworks' products:

                                           INITIAL
                                           RELEASE
           PRODUCT                          DATE                                  DESCRIPTION

DataStor Arena                                         Enterprise-Wide Tools Designed to Facilitate Storage Management and System
                                                       and Data Availability

Catalog Solution                             1986      .   Provides comprehensive OS/390 catalog maintenance, diagnostics, reporting, backup, repair and recovery
                                                       .   Reduces disaster recovery time
                                                       .   Improves the integrity and availability of the catalog environment and mission-critical data resources distributed across multiple operating system platforms
CenterStage                                  1995      .   Provides centralized control and monitoring
  A suite of independent                                   of storage and data resources distributed
  and integratable                                         across multiple operating system platforms
  products for OS/390-MVS,                             .   Reduces the cost, complexity and skill
  AIX, HP-UX, Solaris, DB2                                 requirements for capacity planning, disaster
  and OpenEdition                                          recovery, and storage resource management
                                                       .   Reports storage subsystem information and provides an assessment of data and storage problems  Provides customer-controlled automation to correct designated storage problems and minimize the need for storage administra-
                                                           tors to develop platform-specific solutions

Resource Availability                        1998      .   Integration of DataStor Arena functionality while adding 24X7 proactive catalog monitoring, event-based alerts for catalog events, and automated corrective action.

Performance Arena                                      Derives Superior Performance from Mission-Critical Systems and Applications

Performance Essential
 I/O Plus for VSAM                           1984      .   Designed to optimize and improve system and processing performance
 I/O Plus for xSAM                           1993      .   Reduces the requirement for manual tuning
HiperLoad for VSAM                                         efforts
                                             1992      .   May defer or eliminate costly processor upgrades while helping  to ensure that service level requirements are met
TeraSAM                                      1995      .   Provides transparent file segmentation to overcome VSAM's 4GB file size restriction
                                                       .   Splits large VSAM files into separate physical data sets that can be managed and processed more efficiently
                                                       .   Enables parallel backup, restore and reorganization of segments to reduce batch processing time
VSAM  Assist                                 1978      .   Provides VSAM backup, recovery, and migration capabilities to simplify and improve VSAM file and data maintenance
                                                       .   Reduces batch processing time while safeguarding data
VSAM Quick Index                             1981      .   Reduces batch processing time and processor utilization by building alternate indices quickly
                                                       .   Improves data availability by providing faster access to data

Year 2000 Arena                                            Enterprise-Wide Tools Designed to Identify, Assess, Diagnose, Simulate,
                                                           Test, Age and Bridge Programs and Data to Solve Millennium Issues
HotDate 2000                                 1997-     .   Independent and integratable products which
                                             1998          facilitate Year 2000 assessment,
                                                           remediation and testing on OS/390 and MVS
HotDate 2000/MP                              1998      .   Products that perform Year 2000 assessment and remediation for C and
                                                           COBOL on UNIX (HP-UX, Solaris, AIX) and assessment for Powerbuilder on NT

     Softworks provides its customers both product maintenance and enhancement releases under their existing maintenance agreements. Enhancement releases typically occur once a year and are developed primarily to respond to market demand and to ensure that the product is competitive in the market. Maintenance releases occur at a minimum of one maintenance release per product per year. Softworks typically introduces annual upgrades to its existing products.

     Softworks provides implementation, training and consulting services for its own software (Product SKILLPACKS) and the software of third-party vendors (Extended SKILLPACKS). Softworks' SKILLPACKS are strategic IT services offerings that provide customers with expertise and assistance in installing and implementing  certain  software  products.  Product  SKILLPACKS  are intended to expedite the effectiveness of Softworks' products, accelerate the customer's staff productivity and expose the customer to the full capabilities of Softworks' products. Extended SKILLPACKS provide implementation of third-party products, assistance with product conversions, training in specific areas related to systems management and address short-term, critical project requirements. SKILLPACKS prices are dependent upon the complexity of each customer's environment, the expertise level of each customer's staff, and each customer's goal and time frame.

Customer Service and Technical Support

     Softworks maintains an experienced staff of customer service personnel to provide technical support to its customers. Each member of the customer service staff is certified through an ongoing in-house training and testing program to provide support for each individual product. Softworks' customer service staff provides product support via telephone and e-mail 24 hours per day, seven days per week. Softworks generally provides software and documentation updates, including maintenance releases, operating system upgrades and major functional upgrades, as part of its customer support services.

Customers

     As of December 31, 1998, Softworks' products were licensed for use by approximately 1,850 customers at over 2,000 installations, including 87 of the Fortune 100 companies. Softworks' target customers are large organizations with complex information systems. Softworks targets multi-platform enterprises that rely on mainframe, UNIX OR NT based systems.

Sales, Distribution and Marketing

     Softworks markets its products and services through its worldwide distribution channels which include direct sales personnel, agents, and distributors. Softworks has approximately 145 sales and sales support employees who promote the licensing of Softworks' products and services. In the United States Softworks operates 10 sales offices. Internationally, Softworks has sales offices in Australia, Brazil, Canada, France, Spain, Japan, Germany, Italy and the United Kingdom. The U.K. office also covers the Scandinavian and Benelux countries. Softworks' international distributors currently are located in Argentina, Chile, Israel, Korea, Mexico, Peru, Philippines, South Africa,
Thailand, Turkey, Uruguay and Venezuela. All offices are responsible for specific geographic territories that may extend beyond the state, province, or country in which the office is located.

     Softworks' direct sales force is comprised of account managers and sales engineers who, in addition to the sale of Softworks' products, are responsible for technical demonstrations, product installation and product implementation. A separate Federal Accounts group specifically targets United States government customers, including end-users and system integrators. In addition to the traditional distribution channels, Softworks has established a web-based interface to allow the purchase and download of Softworks' UNIX-based products.

     Since 1996, Softworks actively has encouraged customers who have licensed only one or two products to license multiple products and to enter into multi-year maintenance agreements to generate additional revenue and a significant deferred revenue stream.

     Softworks maintains vendor relationships with leading organizations such as IBM, EMC, Hewlett-Packard, Sun, Oracle, and Tivoli. These relationships provide Softworks access to pre-release versions of software to help ensure that Softworks' products utilize the latest technology and continue to be competitive with new operating systems and database releases. These relationships also provide Softworks with insight for strategic planning and product direction.

     Softworks maintains marketing programs to support the sales and distribution of its products and services, and communicate corporate direction. Softworks' marketing department is responsible for collateral development, lead generation and brand awareness of Softworks and its products. Marketing programs include public relations, seminars, industry conferences and trade shows, advertising and direct mail. Softworks' marketing organization also contributes to both the product direction and strategic planning processes by providing market research and conducting surveys and focus groups.

Licensing and Intellectual Property

     Softworks considers certain features of its software, its internal operations and development process, and its SST methodology and technology to be proprietary. Softworks relies on a combination of trade secret, copyright and trademark laws, contractual provisions and certain technology and security measures to protect its proprietary intellectual property. Softworks does not currently have any patents or pending patent applications. Notwithstanding the efforts Softworks takes to protect its proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. In addition, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain international countries. Softworks believes that, because of the rapid rate of technological change in the computer software industry, factors such as the knowledge, ability and experience of Softworks' employees, product and service offering development, and quality of customer support services are more important than any available trade secret or copyright protection.

     Softworks generates revenue through perpetual product licenses and maintenance service agreements that are renewed annually on the anniversary of the original purchase date. In 1998, approximately 24% of Softworks' revenue was generated from maintenance service agreements. Additional revenue is generated when product licenses are transferred to different or larger CPUs. No single customer accounted for greater than 5% of Softworks' total revenue in 1998. Sales in the DataStor Arena accounted for 59% of total license revenue in 1998 while license revenue from the Performance Arena accounted for 32% of total license revenue. For geographic data, please see "Geographic Information".

     License fees are generated from the initial licensing of a product and the subsequent licenses purchased under Softworks' central processing units ("CPU") tier-based licensing program or its millions of instructions processed per second ("MIPS") based licensing program. Included in license revenues are capacity-based license upgrade fees which are charged when a customer acquires the right to run an already licensed product on additional processing capacity measured in MIPS for all CPU's for which Softworks' products are licensed. These license upgrade fees include fees associated with a customer's purchase of the right to operate a product with currently installed additional processing capacity and/or with anticipated future processing capacity. Softworks does not sell or transfer title of its products to its customers, but rather a perpetual right to use the product is granted to customers pursuant to a licensing agreement. Under the CPU option, the license fee is based principally upon the number and size of the central processing units. Under the MIPS option, which Softworks is now emphasizing, the license fee is based upon the amount of the customer's computing power as measured in MIPS. In 1998, 74% of Softworks' new licenses were priced on a MIPS basis. Softworks' client-server products are licensed to end users on a per-server or length of service basis.

     Softworks generally offers its customers extended payment terms of one to five years. In the case of extended payment term agreements, the customer is typically contractually bound to equal annual fixed payments. The first year of maintenance is bundled with standard licensing agreements. In the case of extended payment term agreements, maintenance is bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase maintenance annually. Revenue, with respect to extended payment terms of one year, is recognized upon contract acceptance and delivery of product. Revenue, with respect to extended payment terms of greater than one year is deferred and recognized as payments become due.

     Currently, Softworks licenses, on a perpetual basis, certain technology from third parties which is incorporated in some of Softworks' products. In the future, Softworks may license additional technology from third parties for incorporation in some of Softworks' products on a perpetual or term basis.

Research and Development

     The computer software industry is characterized by rapid technological change which requires ongoing development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or changes in manufacturers' hardware and software so require.

     Softworks uses a design strategy and development methodology, SST, that facilitates product development, adherence to market requirements, quality testing practices, product consistency and ease of integration, and long-term supportability and maintainability. This methodology has evolved over the life of Softworks to address the changing requirements of product-for-market development that have come about as a result of client-server technology advances. Softworks is currently expanding the scope of its CenterStage suite of products to address Oracle and NT, and to enhance and extend the SST knowledge base.

     Softworks believes that its research and development staff, many with extensive experience in the industry, represents a significant competitive advantage. As of December 31, 1998, Softworks' research and development group consisted of 67 employees. Softworks seeks to recruit highly qualified employees, and its ability to attract and retain such employees will be a principal factor in its success in maintaining a leading technological position. For the three years ended December 31, 1998, 1997 and 1996, research and development expenses were $7.8 million, $6.1 million and $3.9 million, respectively. Softworks believes that significant investments in research and development are required in order to remain competitive.

Competition

     The market in which Softworks operates is highly competitive, rapidly evolving and subject to continuous technological change. Softworks' products have traditionally addressed niches within the performance and storage management segments. In conjunction with Softworks' SST strategy, Softworks groups its existing products into bundles to compete more effectively and better address customers' strategic issues. This approach enables Softworks to expand its audience to include systems and applications personnel, as well as a higher level of management within the customer and prospect base.

     Although Softworks believes that it maintains a competitive advantage by bundling its software products to minimize point product competition and by offering products which Softworks believes are unavailable from its competitors, there are no assurances that Softworks can maintain or enhance its competitive position against current and future competitors. Significant factors such as the emergence of new products, fundamental changes in computing technology and data storage and manipulation platforms and applications and aggressive pricing and marketing strategies by Softworks' competitors may affect Softworks' competitive position. Many of Softworks' current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and substantially greater financial, technical and marketing resources than Softworks. There can be no assurance that Softworks' current and potential competitors will not develop software products that may be or may be perceived to be more effective or responsive to technological change than are Softworks' current or future products or that Softworks' technologies and products will not be rendered obsolete by such developments. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on Softworks' business, operating results and financial condition. Softworks' primary competitors are Sterling Software, Inc. and Boole & Babbage, Inc. in the data and storage management market; Boole & Babbage, Inc. and Computer Associates International, Inc. in the performance management market; and Compuware, Inc. and Viasoft Inc. in the Year 2000 market. Softworks believes that its products compete effectively on the basis of quality, functionality, technical support and service, and embedded intelligence and proactive automation.

Employees

     As of March 31, 1999, Softworks employed 264 full-time employees, including 151 in marketing, sales and support services, 66 in research and development, 20 in customer support and maintenance, and 27 in finance and administration. Softworks employs 201 people in the United States and 63 in international countries. The future success of Softworks will depend in large part upon its continued ability to attract and retain highly skilled and qualified personnel in a highly competitive environment. Softworks believes its employee relations are good.

ITEM 2    PROPERTIES

     Softworks' executive offices, customer support and marketing operations are currently located in facilities occupying approximately 31,000 sq. ft. in Alexandria, Virginia pursuant to a lease expiring in September 2001. The annual rent and maintenance for the facility is approximately $411,000. The lease provides for a renewal option for five years at the then current market rate of rent. Softworks also leases an aggregate of approximately 20,000 sq. ft. at an aggregate annual rental of approximately $350,000 in 11 locations throughout North America which are used for sales activities. Softworks also maintains international sales offices in Australia, Brazil, France, Spain, Germany, Canada, Japan and the United Kingdom.

ITEM 3    LEGAL PROCEEDINGS

     Softworks is not a party to any litigation that it believes could have a material adverse effect on its business, financial condition and results of operations.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for vote of security holders in the quarter ended December 31, 1998.


                                     PART II


ITEM 5    MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Softworks' Common Stock began trading on the Nasdaq National Market under the symbol "SWRX" on August 4, 1998. The following table sets forth the high and low closing share prices per share for the periods indicated.

           Year ended December 31, 1998               High        Low
           ----------------------------            ----------- ----------
Third quarter (commencing August 7,1998)           $6.9375     $3.125
                                                   ----------- ----------
Fourth quarter                                     $7.435      $3.50
                                                   ----------- ----------

     On March 18, 1999, the closing price was $11.00. As of March 18, 1999, Softworks had approximately 28 holders of record.

     Softworks has never paid or declared any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Softworks currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on general business conditions encountered by Softworks, as well as the financial condition, earnings and capital requirements of Softworks and such other factors as the Board may deem relevant.

     A registration statement (Registration No. 333-53939) for Softworks' Initial Public Offering was filed on Form S-1 with the Securities and Exchange Commission on July 9, 1998. In the offering, which was completed on August 4, 1998, Softworks sold 1,700,000 shares of common stock at an offering price of $7.00 per share, generating approximately $9.7 million in net proceeds. Softworks incurred approximately $2.2 million in expenses related to the Initial Public Offering. The Underwriters of the offering were Soundview Financial Group, Inc. and Raymond James & Associates, Inc.

     Of the $9.7 million in net proceeds which Softworks received from the Initial Public Offering, $3.0 million was used to repay Computer Concepts Corp., the principal shareholder, for amounts previously advanced and for Softworks' effective cost to Computer Concepts of income tax expenses for prior years. Approximately $1.5 million was used for working capital requirements. The remaining proceeds remain temporarily invested in short-term federal guaranteed securities, available for future product development, working capital, acquiring or investing in businesses, technologies or products complimentary to Softworks' business or other general corporate purposes.

ITEM 6    SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended December 31, 1998, 1997, 1996 and 1995 are derived from Softworks' audited financial statements and for the fiscal year ended December 31, 1994, is derived from Softworks' unaudited financial statements. To better understand the following financial information, investors should also read the "Management's Discussion and Analysis of Operations." This data should also be read in conjunction with the consolidated financial statements of Softworks, related notes, and other financial information included elsewhere in this Form 10-K. All numbers are in thousands, except per share amounts.

                                                                    Year Ended December 31,
                                              -----------------------------------------------------------------
                                                 1998            1997         1996         1995          1994
                                              ----------     -----------   -----------  ----------    ---------
Statement of Operations Data:
Total revenue                                    $ 43,749       $  26,770    $  16,525     $ 11,626      $9,449
Gross Margin                                       39,499          25,135       15,381       10,534       8,866
Net income (loss)                                   2,957             786          792       (1,711)        482
                                               ==========     ===========  ===========   ==========   =========
Basic and diluted net income (loss)  per share $     0.20     $      0.06  $      0.06   $    (0.12)    $  0.03
                                               ==========     ===========  ===========   ==========   =========
Basic and diluted weighted average shares
outstanding                                        14,860          14,083       14,083       14,083      14,083
                                               ==========     ===========  ===========   ==========   =========

                                                                          December 31,
                                               ----------------------------------------------------------------
                                                  1998           1997         1996          1995         1994
                                               ----------     -----------  -----------   ----------   ---------
Consolidated Balance Sheet Data:
Cash and cash equivalents                       $   6,003     $       360   $    1,735   $      167     $   246
Working capital                                    11,879            (775)        (824)      (3,516)     (2,098)
Total assets                                       58,352          35,683       22,543       12,766      12,633
Long term debt, net of current portion              1,401           1,294          351          465         135
Total stockholders' equity                         18,685           6,087        5,355        4,563       6,214


ITEM 7 MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Softworks' financial position, business strategy and the plans and objectives of Softworks' management for future operations, are forward-looking statements. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to Softworks or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Softworks' management, as well as assumptions made by, and information currently available to, Softworks' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in Softworks' software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, control of Softworks by the Principal Shareholder. Such statements reflect the current views of Softworks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of Softworks. All subsequent written and oral forward-looking statements attributable to Softworks or persons acting on its behalf are expressly qualified in their entirety by this paragraph.


                                    Overview

     Softworks develops, markets, licenses and supports a family of enterprise systems management software products for data and storage management and performance management. Softworks provides automated systems management solutions designed to optimize system and application performance, reduce hardware expenditures, and enhance the reliability and availability of the data processing environment for enterprises that employ primarily mainframe computing environments, and increasingly UNIX and Microsoft(R) Windows NT(R)("NT"). Softworks believes that it has been a pioneer in the development of automated systems management solutions and that it is currently a leading vendor in this market. As of December 31, 1998, Softworks' products were licensed for use by 87 of the Fortune 100 companies.

     Softworks' offerings are grouped into four market segments ("Arenas"): data and storage management; performance management; Year 2000; and professional services. Historically, Softworks' products addressed only the performance and data storage requirements of mainframe operating systems. During 1998, Softworks' products were expanded to include UNIX and NT-based storage management products. In addition, Softworks has extended its product family by launching a multi-platform suite of products in the Year 2000 Arena.

     Softworks' revenue consists of revenue from licensing its software products, revenue from the maintenance and support of its software products and professional services relating to information technology ("IT") consulting. Generally, Softworks is required by its license agreement to provide maintenance and enhancements during a stated maintenance period. "Maintenance" includes diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. "Enhancements" include upgrades to the products as they become available and new releases of products, except for those which are sold as charged options to Softworks' general customer base. Substantially all of Softworks' license agreements are perpetual. Maintenance agreements are typically for a term of one year and renew automatically upon the payment by the customer of an annual maintenance fee.

     Revenue from software licenses is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2,"Software Revenue Recognition", Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer. Softworks provides creditworthy customers with the option to pay for license fees in one lump sum or generally in equal annual installments over extended periods of time, generally one to five years. In such instances, Softworks does not consider sales contracts with amounts due for periods greater than one year from delivery fixed and determinable, and accordingly recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Deferred license revenue resulting from extended payment agreements beyond one year is included in installment receivable and deferred revenue. Related sales commissions are also deferred and recognized over the period of the installment payment plan.

     Historically, Softworks has not experienced any significant bad debts associated with these long-term installment arrangements which were introduced by Softworks in 1996. Softworks introduced extended payment terms to all of its customers in an effort to increase sales of its products, achieve a stream of revenue and remain competitive. No single customer accounted for greater than 5% of Softworks' total revenue in 1998.

     During 1998, approximately 59% of Softworks' license revenue resulted from products in the DataStor Arena which includes products such as Catalog Solution and CenterStage. The Performance Arena, which includes products such as Performance Essential and TeraSAM, accounted for approximately 32% of Softworks' license revenue in 1998. Softworks' cost of license revenue consists primarily of royalties paid to in-house and third-party software developers and amortization of capitalized software costs. Beginning in 1997, and continuing for four years, Softworks is obligated to pay a minimum annual royalty associated with certain Year 2000 and other products.

     Softworks derives significant recurring revenue from maintenance service agreements. Maintenance fee revenue was $10.5 million, $10.0 million and $7.9 million, or 23.9%, 37.2% and 47.9% of total revenue in 1998, 1997 and 1996, respectively.

     Softworks markets and sells its products and services through a direct sales force in the United States and directly and through distributors in South America, Europe and Asia. International revenue transactions are denominated in U.S. dollars and local currencies. Revenue generated by Softworks' international distributors is translated into U.S. dollars at the time the transaction occurs. Softworks has not sustained material foreign currency exchange losses and presently does not attempt to hedge its exposure to fluctuations in international currency exchange rates. International revenue generated by Softworks contributed approximately 20.1%, 17.7%, and 29.5% of total revenue during 1998, 1997 and 1996, respectively. Should Softworks' revenue from international sales increase as intended, and should such sales be denominated in international currencies, Softworks intends to adopt an adequate hedging strategy to guard against international currency fluctuations.

     Historically, Softworks has experienced fluctuations in interim sales with greater revenues and net earnings in the latter half of the calendar year. As a result, Softworks' operating results have fluctuated in the past and in the future are expected to fluctuate significantly from quarter to quarter and may fluctuate on an annual basis as a result of a number of factors. Revenue in any quarter is dependent to a significant degree on orders booked and renewals of agreements for maintenance in that quarter and is not predictable with any degree of certainty. Since Softworks' expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by Softworks' inability to adjust spending in a timely manner to compensate for any revenue shortfall.

RESULTS OF OPERATIONS

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated statement of operations data expressed in thousands of dollars (except for per share data).


                                                              Year Ended December 31,
                                             ----------------------------------------------------------
                                                    1998                1997                1996
                                             ------------------   -----------------   -----------------

Revenue:
  Software licenses                          $           31,725   $          16,633   $           8,611
  Services                                               12,024              10,137               7,914
                                             ------------------   -----------------   -----------------
     Total revenue                                       43,749              26,770              16,525
                                             ------------------   -----------------   -----------------

Cost of revenue (exclusive of amortization
  and depreciation shown separately below
  except for amortization of software
  development costs):
  Software licenses                                       1,843                 580                 424
  Services                                                2,407               1,055                 720
                                             ------------------   -----------------   -----------------
     Total cost of revenue                                4,250               1,635               1,144
                                             ------------------   -----------------   -----------------
Gross margin                                             39,499              25,135              15,381
                                             ------------------   -----------------   -----------------


Operating expenses:
  Sales and marketing                                    19,666              12,463               6,161
  General and administrative                              4,575               2,791               2,217
  Amortization and depreciation                           2,169               1,972               1,596
  Research and development                                7,800               6,093               3,911
                                             ------------------   -----------------   -----------------
     Total operating expenses                            34,210              23,319              13,885
                                             ------------------   -----------------   -----------------
Operating income                                          5,289               1,816               1,496

Other expenses                                              252                   -                   -
                                             ------------------   -----------------   -----------------
Income from operations before
  provision for income taxes                              5,037               1,816               1,496

Provision for income taxes                                2,080               1,030                 704
                                             ------------------   -----------------   -----------------
Net income                                    $           2,957   $             786   $             792
                                             ==================   =================   =================

Basic and diluted net income per share        $            0.20   $            0.06   $            0.06
                                             ==================   =================   =================

Basic and diluted weighted average shares
  outstanding                                            14,860              14,083              14,083
                                             ==================   =================   =================

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated statement of operations data expressed as a percentage of total revenue.

                                                               December 31,
                                                 ----------------------------------------
                                                    1998          1997           1996
                                                 -----------   -----------   ------------

Revenue:
  Software licenses                                  72.5%         62.1%          52.1%
  Services                                           27.5%         37.9%          47.9%
                                                    ------        ------         ------
           Total revenue                            100.0%        100.0%         100.0%

Cost of revenue (exclusive of amortization
  and depreciation shown separately below
  except for amortization of software
  development costs):
  Software licenses                                   4.2%          2.2%           2.6%
  Services                                            5.5%          3.9%           4.3%
                                                    ------        ------         ------
       Total cost of revenue                          9.7%          6.1%           6.9%
                                                    ------        ------         ------
Gross margin                                         90.3%         93.9%          93.1%
                                                    ------        ------         ------


Operating expenses:
  Sales and marketing                                44.9%         46.6%          37.3%
  General and administrative                         10.5%         10.4%          13.4%
  Amortization and depreciation                       5.0%          7.4%           9.6%
  Research and development                           17.8%         22.7%          23.7%
                                                    ------        ------         ------
      Total operating expenses                       78.2%         87.1%          84.0%
                                                    ------        ------         ------
Operating income                                     12.1%          6.8%           9.1%

Other expenses                                        0.6%          0.0%           0.0%
                                                    ------        ------         ------
Income from operations before
  income taxes                                       11.5%          6.8%           9.1%

Provision for income taxes                            4.7%          3.9%           4.3%
                                                    ------        ------         ------
Net income                                            6.8%          2.9%           4.8%
                                                    ======        ======         ======

Years Ended December 31, 1998 and 1997

     Revenue. Total revenue increased 63.4% to $43.7 million in 1998 from $26.8 million in 1997. License revenue increased 90.7% to $31.7 million in 1998 from $16.6 million in 1997. The increase was primarily due to the increased sales of Softworks' products resulting from continued expansion of the worldwide sales force, the conversion from CPU-based pricing to MIPS-based pricing and the introduction of Resource Availability into the DataStor Arena. During 1998, MIPS-based licenses accounted for 74% of new sales. Sales in the DataStor Arena accounted for 59% of total license revenue in 1998 and 1997. License revenue from the Performance Arena accounted for 32% of total license revenue in 1998 and 1997. License revenue from the Year 2000 Arena accounted for 5.3% of total license revenue in 1998 and 3.5% in 1997. International revenue increased as a percentage of total revenue to 20.1% in 1998 from 17.7% for the period ending December 31, 1997. In terms of absolute dollars, international revenues increased 85.9% to $8.8 million in 1998 from $4.7 million in 1997. This increase is attributable to Softworks' continuing international expansion.

Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 18.6% to $12.0 million in 1998 from $10.1 million in 1997. This increase is attributable to overall growth in license revenue, renewals of maintenance contracts by the installed customer base and customer acceptance of the SKILLPACKS and Extended SKILLPACKS services.

     Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue increased 217.8% to $1.8 million, or 4.2% of total revenue in 1998 from $580,000, or 2.2% in 1997. This increase was primarily attributable to the royalties paid as a result of a third party licensing agreement that commenced in July 1997, as well as an increase in royalty payments to Company developers resulting from increased software license revenue. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue increased 128.2% to $2.4 million, or 5.5% of total revenue in 1998 from $1.1 million or 3.9% of total revenue in 1997. This increase is primarily attributable to the staffing of maintenance personnel to support the growth of the international customer base and to a lesser extent, the commencement of professional services operations in the third quarter of 1997.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for Softworks' direct sales organization and marketing staff. Sales and marketing expenses increased 57.8% to $19.7 million in 1998 from $12.5 million in 1997. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in Softworks' sales organization. In addition, the opening of the international sales offices in Germany, Australia and Spain and one domestic sales office contributed to an increase in certain fixed costs over 1997. As a percentage of revenue, sales and marketing expenses decreased to 44.9% in 1998 from 46.6% in 1997.

     General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses increased 63.9% to $4.6 million in 1998 from $2.8 million in 1997. The increase in general and administrative expenses was principally due to an increase in finance and administrative personnel necessary to support Softworks' growth and the costs associated with operating as a public company.

     Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in Softworks' research and development efforts as well as support for the research and development effort including Softworks' data center operations. Research and development increased 28.0% to $7.8 million or 17.8% of 1998 revenue from $6.1 million or 22.7% of 1997 revenue. The increase is primarily attributable to an increase in personnel necessary to support Softworks' research and development efforts.

     Provision for Income Taxes. The provision for income taxes increased to $2.1 million in 1998 from $1.0 million in 1997. For the period ending December 31, 1997, Softworks reported its financial results on a consolidated basis with Computer Concepts and did not file separate tax returns. On a stand-alone basis, if Softworks had filed a separate Federal tax return, its effective rate for 1997 would have been 56.7%. For 1998 the effective tax rate was 41.3%. The decrease in effective rates is due to the reduction in previously non-deductible operating losses incurred by the international subsidiary corporations. A valuation reserve has been established for the deferred tax asset generated from the remaining international net operating losses as it is uncertain when, and if, these losses will be utilized against future international income.


Years Ended December 31, 1997 and 1996

     Total Revenue. Total revenue increased 62.0% to $26.8 million in 1997 from $16.5 million in 1996. License revenue increased 93.2% to $16.6 million in 1997 from $8.6 million in 1996. The increase was primarily due to an increase in the number of licenses of Softworks' products in the Performance Arena and DataStor Arena, the conversion from CPU-based pricing to MIPS-based pricing, the availability of extended payment terms to customers for a full fiscal year, as well as the introduction of its Year 2000 products. New products in the Year 2000 Arena introduced during 1997 accounted for approximately 3.5% of software license revenue. During 1997, Softworks entered into approximately 100 MIPS-based licenses which accounted for $6.2 million in revenue. Sales in the DataStor Arena accounted for approximately 59% of license revenue in 1997, compared to approximately 60% of license revenue in 1996. Sales in the Performance Arena accounted for approximately 32% of license revenue in 1997, compared to approximately 36% of license revenue in 1996. Services revenue is comprised of maintenance revenue and to a lesser extent, revenue from professional services. Services revenue increased 28.1% to $10.1 million in 1997 from $7.9 million in 1996. This increase is attributable to overall growth in license revenue and renewals of maintenance contracts by the installed customer base and to a lesser extent, the commencement of professional services operations in the third quarter of 1997. International revenue decreased as a percentage of total revenue to 17.7% for the period ending December 31, 1997 from 29.5% for the period ending December 31, 1996. In terms of absolute dollars, international revenue decreased slightly to $4.7 million for the period ending December 31, 1997 from $4.9 million for the period ending December 31, 1996.

     Cost of Revenue. Cost of software license revenue increased 36.8% to $580,000, or 2.2% of total revenue, in 1997, from $424,000, or 2.6% of total revenue, in 1996. Cost of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services increased 46.5% to $1.0 million in 1997 from $720,000 in 1996. As a percentage of services revenue, cost of services increased to 10.4% in 1997 from 9.1% in 1996. This increase is primarily attributable to the staffing of maintenance personnel to support international sales in lieu of reliance upon distributors and to a lesser extent, the commencement of professional services operations in the third quarter of 1997.

         Sales and Marketing Expense Sales and Marketing expense increased 102.3% to $12.5 million in 1997 from $6.2 million in 1996. The increase was primarily attributable to the expansion of the direct sales force both domestically and internationally. Sales and marketing expense was 46.6% of total revenue in 1997 and 37.3% of total revenue in 1996.

     General and Administrative Expense. General and administrative expense increased 25.9% to $2.8 million in 1997 from $2.2 million in 1996. As a percentage of total revenue, general and administrative expense declined to 10.4% in 1997 from 13.4% in 1996. General and administrative expenses grew in absolute dollars as Softworks added personnel to all administrative areas, but declined as a percentage of total revenue principally due to economies of scale associated with increased revenue.

     Research and Development Expense. Research and development expense increased 55.8% to $6.1 million in 1997 from $3.9 million in 1996. The increase was primarily attributable to Softworks' accelerated development of its multi-platform and Year 2000 products.

     Provision for Income Taxes. The provision for income taxes increased 46.3% to $1.0 million in 1997 from $704,000 in 1996. During these years, Softworks was reported on a consolidated basis for Federal income tax purposes with Computer Concepts and did not file a separate Federal tax return. On a stand-alone basis, if Softworks had filed a separate Federal tax return, its effective rates for 1997 and 1996 would have been 56.7% and 47.1%, respectively. These rates differ from the Federal statutory income tax rate primarily because of the non-deductibility of operating losses incurred by the international subsidiary corporations. A valuation reserve has been established for the deferred tax asset generated from international net operating losses as it is uncertain when, and if, these losses will be utilized against future international income.



LIQUIDITY AND CAPITAL RESOURCES

     Softworks has funded its operations through cash generated from operations and proceeds from its recent initial public offering. Softworks had cash and cash equivalents of $6.0 million and $360,000 at December 31, 1998 and December 31, 1997, respectively.

     Softworks has not sustained material foreign currency exchange losses and presently does not attempt to hedge its exposure to fluctuations in foreign currency exchange rates. Should Softworks' revenue from international sales increase as intended, and should such sales be denominated in foreign currencies, Softworks intends to adopt an adequate hedging strategy to guard against foreign currency fluctuations.

     For the twelve months ended December 31, 1998 and 1997, net cash provided by operating activities was $1.3 million and $213,000, respectively. This increase is primarily a result of an increase in net income adjusted for significant non-cash expenses, such as depreciation and amortization.

     Softworks' investing activities primarily include expenditures for fixed assets in support of Softworks' product development activities and infrastructure, software development and technology purchases and additional contingent consideration paid to two former stockholders in connection with the acquisition of Softworks by Computer Concepts. Net cash used in investing activities increased 29.6% to $3.3 million in 1998 from $2.6 million in 1997. The increase was primarily a result of an increase in purchases related to fixed assets in support of Softworks' product development infrastructure .

     For the twelve months ended December 31, 1998 and 1997, net cash provided by financing activities was $7.7 million and $1.0 million, respectively. The increase in cash provided by financing activities was primarily a result of cash generated from Softworks' initial public offering offset by repayments made to Computer Concepts for federal income taxes and borrowings.

     Softworks' principal commitments as of December 31, 1998 consisted primarily of (i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements and (iii) a software licensing and distribution agreement. Softworks' current cash and cash equivalent balances, cash flow from its operations, and the proceeds of its recent public offering, are expected to be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that Softworks will have sufficient capital to finance potential acquisitions or other growth oriented activities, which could require Softworks to incur additional debt or obtain other financing.

RECENT DEVELOPMENTS

New Sales Office

In February, 1999, Softworks established a branch sales office in Tokyo, Japan which will serve customers of the OS/390, MVS, and Fujitsu operating systems.

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

     Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by Softworks. Accordingly, Softworks is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. Softworks presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to Softworks' overall financial position, or any year's results of operations, there can be no assurance to this effect.

     Softworks has obtained certification of its processes to assess Year 2000 Problems from the Information Technology Association of America (ITAA). Because Softworks' business involves software development, Softworks has not sought further verification or validation by independent third parties of its corrections of Year 2000 Problems. However, Softworks' Year 2000 project team is reviewing Softworks' project plans and monitoring progress against those plans.

     Software Sold to Consumers. Softworks believes that it has substantially identified and resolved all potential Year 2000 Problems with any of the software products it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting Softworks' software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under Softworks' control.

     Internal Information Technology Infrastructure. Softworks believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. Softworks has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process or to the extent it has not modified or replaced such systems, to develop contingency plans before the end of June, 1999.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. Softworks is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment and expects to complete such assessment by the June, 1999. Softworks estimates that the total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on Softworks' business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

     Suppliers. Softworks has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by Softworks to identify and, to the extent possible, to resolve issues involving the Year 2000 Problem. However, Softworks has limited or no control over responses to its inquiries and the actions of these third party suppliers. Thus, while Softworks does not anticipate any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all of their Year 2000 Problems with these systems before the occurrence of a material disruption to the business of Softworks or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on Softworks' business, financial condition, and results of operation.

     Most Likely Consequences of Year 2000 Problems. Softworks expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting Softworks have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. In addition, Softworks is unable to determine with any degree of certainty, the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues. As a result, management expects that Softworks could likely suffer the following

          1. a significant number of operational inconveniences and inefficiencies for Softworks and its customers that may divert management's time and attention and financial and human resources from its ordinary business activities; and

          2. a lesser number of serious system failures that may require significant efforts by Softworks or its customers to prevent or alleviate material business disruptions.

     Contingency Plans. Softworks is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Softworks expects to complete its contingency plans by the end of June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If Softworks is required to implement any of these contingency plans, it could have a material adverse effect on Softworks' financial condition and results of operations.

     Disclaimer. The discussion of Softworks' efforts, and management's expectations, relating to Year 2000 compliance are forward- looking statements. Softworks' ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.


ITEM 7a    QUANTIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8    FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To SOFTWORKS, Inc.:

We have audited the accompanying consolidated balance sheets of SOFTWORKS, Inc., a Delaware corporation, and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOFTWORKS, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

Washington D.C.
February 9, 1999

                             SOFTWORKS, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share and per share data)

                                                                            December 31,
                                                                   ------------------------------
                                                                       1998             1997
                                                                   -------------    -------------
                                          ASSETS
Current Assets:
  Cash and cash equivalents                                       $        6,003    $         360
  Accounts receivable, net of allowance for doubtful accounts of
    $289 and $206 in 1998 and 1997, respectively                          14,316           10,652
  Installment receivables                                                 16,406            6,148
  Prepaid expenses and other current assets                                1,349              984
  Deferred tax assets                                                        306              138
                                                                   -------------    -------------
   Total current assets                                                   38,380           18,282
                                                                   -------------    -------------
  Installment receivables, noncurrent                                      7,908            6,480
  Property and equipment, net                                              2,498            1,523
  Software development costs, net                                          3,039            3,357
  Goodwill, net of accumulated amortization of $3,346
    and $2,477 in 1998 and 1997, respectively                              4,143            4,611
  Other assets                                                             1,900              734
  Deferred tax assets, noncurrent                                            484              696
                                                                   -------------    -------------
     Total assets                                                  $      58,352    $      35,683
                                                                   =============    =============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                            $       6,136   $        4,689
  Current portion of long-term debt                                        1,930            1,083
  Deferred maintenance revenue                                             9,064            6,225
  Deferred installment revenue                                             7,314            5,506
  Income taxes payable                                                     2,057                -
  Due to Principal Shareholder                                                 -            1,554
                                                                   -------------    -------------
   Total current liabilities                                              26,501           19,057
                                                                   -------------    -------------
  Deferred maintenance revenue, noncurrent                                 3,882              740
  Deferred installment revenue, noncurrent                                 7,883            7,122
  Long-term debt, noncurrent                                               1,401            1,294
  Payable to Principal Shareholder for federal income taxes                    -            1,383
                                                                   -------------    -------------
   Total liabilities                                                      39,667           29,596
                                                                   -------------    -------------
Stockholders' Equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized;
    none issued or outstanding                                                 -                -
  Common stock, $.001 par value; 150,000,000 authorized;                      16               14
    15,973,000 and 14,083,000 shares issued and outstanding
      in 1998 and 1997, respectively
  Additional paid-in capital                                              15,201            5,549
  Retained earnings                                                        3,535              578
  Accumulated other comprehensive loss                                       (67)             (54)
                                                                   -------------    -------------
   Total stockholders' equity                                             18,685            6,087
                                                                   -------------    -------------
     Total liabilities and stockholders' equity                    $      58,352    $      35,683
                                                                   =============    =============

          The accompanying notes are an integral part of these consolidated balance sheets.

                           SOFTWORKS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)

                                                   For Year Ended December 31,
                                            -------------------------------------------
                                                1998           1997           1996
                                            ------------   ------------   -------------

Revenue:
  Software licenses                         $     31,725   $     16,633   $      8,611
  Services                                        12,024         10,137          7,914
                                            ------------   ------------   ------------
     Total revenue                                43,749         26,770         16,525
                                            ------------   ------------   ------------

Cost of revenue (exclusive of amortization
  and depreciation shown separately below
  except for amortization of software
  development costs):
  Software licenses                                1,843            580            424
  Services                                         2,407          1,055            720
                                            ------------   ------------   ------------
     Total cost of revenue                         4,250          1,635          1,144
                                            ------------   ------------   ------------
Gross margin                                      39,499         25,135         15,381
                                            ------------   ------------   ------------

Operating expenses:
  Sales and marketing                             19,666         12,463          6,161
  General and administrative                       4,575          2,791          2,217
  Amortization and depreciation                    2,169          1,972          1,596
  Research and development                         7,800          6,093          3,911
                                            ------------   ------------   ------------
     Total operating expenses                     34,210         23,319         13,885
                                            ------------   ------------   ------------
Operating income                                   5,289          1,816          1,496

Other expenses                                       252              -              -
                                            ------------   ------------   ------------
Income from operations before
  provision for income taxes                       5,037          1,816          1,496

Provision for income taxes                         2,080          1,030            704
                                            ------------   ------------   ------------
Net income                                  $      2,957   $        786    $       792
                                            ============   ============    ===========

Basic and diluted net income per share      $       0.20   $       0.06    $      0.06
                                            ============   ============    ===========

Basic and diluted weighted average shares
  outstanding                                     14,860         14,083         14,083
                                            ============   ============    ===========

     The accompanying notes are an integral part of these consolidated statements.

                                        SOFTWORKS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (In thousands, except share data)

                                                                                        Accumulated
                                                                 Additional  Retained      Other          Total
                                              Common Stock        Paid-In    Earnings  Comprehensive   Stockholders'  Comprehensive
                                            Shares      Amount    Capital    (Deficit)      Loss           Equity     Income (Loss)
                                         ------------  -------  -----------  ---------- ------------   ------------   ------------


 BALANCE, January 1, 1995                  14,083,000   $ 14    $     5,489  $     711   $        -     $      6,214
   Contribution to Capital                          -      -             60          -            -               60
   Net loss and comprehensive loss                  -      -              -     (1,711)           -           (1,711)  $   (1,711)
                                         ------------  -----   ------------  ---------   ----------     ------------   ==========
 BALANCE, December 31, 1995                14,083,000     14          5,549     (1,000)           -            4,563

   Net income and comprehensive income              -      -              -        792            -              792   $      792
                                         ------------  -----   ------------  ---------   ----------     ------------   ==========
 BALANCE, December 31, 1996                14,083,000     14          5,549       (208)           -            5,355

   Foreign currency translation adjustment          -      -              -          -          (54)             (54)  $      (54)
   Net income                                       -      -              -        786            -              786          786
                                         ------------  -----   ------------  ---------   ----------     ------------   ----------

     Total comprehensive income                                                                                        $      732
                                                                                                                       ==========
 BALANCE, December 31, 1997                14,083,000     14          5,549        578         (54)            6,087

   Foreign currency translation adjustment          -      -              -          -         (13)              (13)  $      (13)
   Issuance of common stock to consultant
    in connection with initial public
    offering                                  190,000      -              -          -           -                 -
   Issuance of common stock pursuant to
    the initial public offering, net of
    offering costs                          1,700,000      2          9,652          -           -             9,654

   Net income                                        -     -               -     2,957           -             2,957        2,957
                                         ------------  -----   ------------  ---------   ----------     ------------   ----------
     Total comprehensive income                                                                                        $    2,944
                                                                                                                       ==========
 BALANCE, December 31, 1998               15,973,000    $ 16     $   15,201   $  3,535     $   (67)      $    18,685
                                        ============   =====   ============  =========   ==========     ============

                      The accompanying notes are an integral part of these consolidated statements.

                                              SOFTWORKS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                       1998             1997                1996
                                                                  --------------   --------------    --------------
Cash flows from operating activities:
 Net income                                                       $        2,957   $          786    $          792
 Adjustments to reconcile net income to net cash
  provided by operating activities ---
  Amortization and depreciation
   Property and equipment                                                    774              697               505
   Software development costs                                              1,480              689               543
   Goodwill                                                                  869              749               659
  Provision for doubtful accounts                                            317               75                50
  Loss on disposal of property and equipment                                   -                -                 2
  Deferred tax provision (benefit)                                            44              (33)              569
 Changes in operating assets and liabilities---
  Accounts receivable and installment receivables                        (15,667)         (11,002)           (8,598)
  Prepaid expenses and other current assets                                 (365)            (561)             (314)
  Other assets                                                            (1,166)            (377)             (306)
  Accounts payable and accrued expenses                                    1,447            2,515               761
  Income taxes payable                                                     2,057                -                 -
  Deferred revenue                                                         8,550            6,675             8,071
                                                                  --------------   --------------    --------------
    Net cash provided by operating activities                              1,297              213             2,734
                                                                  --------------   --------------    --------------
Cash flows from investing activities:
 Purchases of property and equipment                                      (1,749)            (990)             (445)
 Software development and technology purchases                            (1,162)          (1,044)             (359)
 Additional consideration for SOFTWORKS, Inc. acquisition                   (401)            (522)             (478)
                                                                  --------------   --------------    --------------
    Net cash used in investing activities                                 (3,312)          (2,556)           (1,282)
                                                                  --------------   --------------    --------------
Cash flows from financing activities:
 Net (payments to) borrowings from Parent                                 (1,554)             407               145
 Change in amount payable to Parent for federal income taxes              (1,383)             858                 -
 Repayments of long-term debt                                                  -             (253)             (190)
 Proceeds from long-term debt                                                954                -               161
 Net proceeds from initial public offering                                 9,654                -                 -
                                                                  --------------   --------------    --------------
    Net cash provided by financing activities                              7,671            1,012               116
                                                                  --------------   --------------    --------------

Effect of exchange rate changes on cash and cash equivalents                 (13)             (44)                -
                                                                  --------------   --------------    --------------
Net increase (decrease) in cash and cash equivalents                       5,643           (1,375)            1,568
Cash and cash equivalents, beginning of period                               360            1,735               167
                                                                  --------------   --------------    --------------
Cash and cash equivalents, end of period                         $         6,003  $           360  $          1,735
                                                                  ==============   ==============    ==============
Supplemental disclosure of cash flow information:
  Interest paid                                                  $            24  $            44 $              46
                                                                  --------------   --------------    --------------
  Income taxes paid                                              $            14  $           (96) $             40
                                                                  ==============   ==============    ==============
Supplemental schedule of noncash investing and
  financing activities:
  Assumption of long-term debt from capitalized
    software technology                                              $         -   $       2,160     $            -
                                                                  ==============   ==============    ==============

                     The accompanying notes are an integral part of these consolidated statements.

                                 SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations:

The Company

     SOFTWORKS, Inc. ("SOFTWORKS" or the "Company") designs, develops, markets, and supports systems management software products for enterprise computing environments primarily in the United States. SOFTWORKS wholly owns subsidiaries in the United Kingdom, France, Brazil, Australia, Italy, Germany, and Spain which operate primarily as sales offices. SOFTWORKS was incorporated in 1977 under the state laws of Maryland and reincorporated in 1998 under the state laws of Delaware. In 1993, SOFTWORKS was acquired by Computer Concepts Corp. (the "Principal Shareholder").


Increase in Authorized Shares and Stock Split

     SOFTWORKS has restated its articles of incorporation to increase the number of authorized shares to 2,000,000 of preferred shares and 150,000,000 of common shares. Additionally, on May 28, 1998, the Board of Directors of SOFTWORKS effected a 5,000-for-1 stock split. Further, on June 29, 1998, the Board of Directors of SOFTWORKS declared and issued a stock dividend of 583,000 shares of Common Stock to its sole stockholder, the Principal Shareholder. The effects of the stock split, and stock dividend have been given retroactive application in the consolidated financial statements for all periods presented.


Public Offering

     On August 4, 1998, the Company completed an initial public offering ("IPO") of 4,200,000 shares of the Company's common stock, par value $.001. 1,700,000 of these shares were sold by the Company, resulting in net proceeds to the Company of approximately $9.7 million, while the remaining 2,500,000 shares sold were owned by the Principal Shareholder and another stockholder. In conjunction with the IPO, the Company also issued 190,000 shares of common stock to a consultant.


Voting Trust Agreement

     In conjunction with the IPO, shares owned by the Principal Shareholder were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. One trustee is the Chief Executive Officer of the Principal Shareholder and the remaining two trustees are directors of the Company who do not have a significant financial interest in the Principal Shareholder, one of which is the Chairman of SOFTWORKS. The agreement provides that upon a change in either of the remaining two trustees, the trustees not affiliated with the Principal Shareholder shall have control of the selection of the successor director/trustee. This agreement remains in effect until the Principal Shareholder reduces its ownership to 25% of SOFTWORKS.


Principles of Consolidation

     The consolidated financial statements include the accounts of SOFTWORKS and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.


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

     As of December 31, 1998, the Principal Shareholder owned more than 50% of the outstanding shares of the Company. The Principal Shareholder received a going concern opinion with respect to its audited financial statements for the year ended December 31, 1997. A going concern opinion was not rendered for 1998. Under certain circumstances, the Principal Shareholder's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain dispositions or encumbrances of assets and the payment of dividends.

2. Significant Accounting Policies

Revenue Recognition

     Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. The Company provides customers with the option to pay for license fees in one lump sum or in installments over extended periods of time, generally one to five years. In such instances, the Company does not consider sales contracts with amounts due for periods greater than one year from delivery fixed and determinable, and accordingly, recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Maintenance and professional service revenue are classified as services revenue on the accompanying statement of operations.

     The American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company implemented SOP 97-2 for the year ended December 31, 1997. In March 1998, Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2", amended a portion of SOP 97-2. Subsequent to the issuance of SOP 98-4 the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 97-2, the amendment contained in SOP 98-4 and the modification contained in SOP 98-9 were adopted by the Company but did not have a material effect on the Company's software revenue recognition policy.


Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents.


Installment Receivables

     The Company offers customers extended payment terms to purchase software. The extended payment plans consist generally of plans with payment terms of one to five years. The Company records an installment receivable for the payments not yet billed by the Company. When the payment is billed by the Company, the payment is classified as accounts receivable.

     The Company imputes interest on the extended payment plans and recognizes interest income as the related deferred license revenue is recognized.


Property and Equipment

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Capitalized lease assets are amortized over the shorter of the lease term or the service life of the related assets.


Software Development Costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight line method over a useful life of 2 to 5 years. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to the establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.


Goodwill

     In connection with its acquisition by the Principal Shareholder in 1993 under which there was a change in 100 percent of the Company's equity interests, the excess of the acquisition cost of the Company over the then fair value of its tangible and intangible net assets (or goodwill) has been recorded on the books of the Company, using "push-down" accounting. The goodwill is being amortized over a ten year period.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software development costs, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of December 31, 1998, there has been no impairment in the carrying value of long-lived assets.


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


Basic and Diluted Net Income (Loss) Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 1998, the total stock options outstanding were 3,604,225 of 3,727,000 authorized. Due to the anti-dilutive nature of the options for all periods presented, there is no effect on the calculation of weighted average shares for diluted earnings per share. As a result, the basic and diluted earnings per share amounts are identical.

     Basic and diluted net earnings per share is also computed pursuant to SEC Staff Accounting Bulletin No. 98 ("SAB 98"). SAB 98 requires that all equity instruments issued at nominal prices, prior to the effective date of an initial public offering, be included in the calculation of basic and diluted net income per share as if they were outstanding for all periods presented. To date the Company has not had any issuances or grants at nominal prices.


Foreign Currency

     The functional currency for all of the Company's international subsidiaries is the subsidiary's local currency. Assets and liabilities of international subsidiaries are translated into U.S. dollars at period-end exchange rates and revenue and expense accounts and cash flows are translated at average exchange rates during the period. Gains and losses resulting from translation are recorded as accumulated other comprehensive income in stockholders' equity. Transaction gains and losses are recognized in the consolidated statements of operations as incurred. The Company does not engage in any hedging activities . As a result, there is no guarantee that fluctuations in exchange rates might not have a material adverse effect on the Company's financial results.

     Included in cash and cash equivalents at December 31, 1998 and December 31, 1997 is approximately $464,000 and $278,000 of cash denominated in various foreign currencies, respectively.


New Accounting Pronouncements

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 has had no significant impact on the Company's results of operations, financial position or cash flows.

     In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria is met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon the initial application of SOP 98-1. The Company has not yet determined the impact of the adoption of SOP 98-1, however, a percentage of the Company's historical development expenses may now be required to be capitalized under SOP 98-1.

     During 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities." The adoption of this statement requires the expensing of preopening costs as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's results of operations, financial position, or cashflows.


Concentrations and Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivables. At December 31, 1998, the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition but requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.


Use of Estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Reclassifications

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.


3. Installment Receivables and Deferred Installment Revenue:

     Perpetual license agreements may be executed under installment payment plans with payment terms of one to five years. The initial payment due is classified as accounts receivable and the remaining payments are classified as installment receivables. Revenue for payment terms beyond one year is classified as deferred installment revenues and recognized when the payments become due.

     Maintenance revenue that is bundled with the initial license fee is deferred, classified as deferred installment revenue and recognized ratably over the maintenance period. The maintenance revenue due within twelve months is classified as accounts receivable and the amount due beyond twelve months is classified as installment receivables.

     The  following   identifies  the  payment   schedules  for  the  noncurrent
installment receivables at December 31, 1998 (in thousands):

                                             Payment Schedule
                                             ----------------

      Due in 2000                             $         5,249
      Due in 2001                                       1,852
      Due in 2002                                         756
      Due in 2003                                          51
                                             ----------------
                                              $         7,908
                                             ================


     Deferred installment revenue which relates to the installment receivables is scheduled to be earned as follows (in thousands):

                                              Software Licenses       Software            Total
                                                                    Maintenance
                                             --------------------------------------------------------

 Earned in 1999                               $         5,656   $           1,658   $           7,314

                                             ================   =================   =================

 Earned in 2000                                         3,988               1,237               5,225
 Earned in 2001                                         1,428                 424               1,852
 Earned in 2002                                           534                 222                 756
 Earned in 2003                                            38                  12                  50
                                             ----------------   -----------------   -----------------
                                              $         5,988   $           1,895   $           7,883
                                             ================   =================   =================


     The Company imputes interest on extended payment contracts based on a borrowing rate of 6.1% (libor plus one percent). Interest income is recognized when the related deferred license revenue is recognized. Interest income included in software license revenue is $433,000 in 1998, $136,000 in 1997 and $0 in 1996.


4.  Prepaid Expenses and Other Assets:

     Included in prepaid expenses and other current assets are prepaid commissions of $839,000 and $511,000 at December 31, 1998 and December 31, 1997, respectively. Also included in other assets are noncurrent prepaid commissions of $878,000 and $538,000 at December 31, 1998 and December 31, 1997,
respectively.


5.  Property and Equipment:

     Property and equipment consists of the following (in thousands):

                                                                       December 31,
                                               Useful Life      --------------------------
                                                 in Years           1998          1997
                                             ----------------   ------------   -----------


 Computer equipment and software                  3 to 5         $     4,214    $     2,565
 Furniture and fixtures                           5 to 7                 250            204
 Leasehold improvements                              7                   554            500
                                                                 -----------    -----------
                                                                       5,018          3,269
                                                                 -----------    -----------

 Less-Accumulated depreciation                                        (2,520)        (1,746)
                                                                 -----------    -----------

         Property and equipment, net                             $     2,498    $     1,523
                                                                 ===========    ===========

6.  Software Development Costs:

     Software development costs consist of the following (in thousands):

                                                            December 31,
                                               -------------------------------------
                                                      1998               1997
                                               -----------------   -----------------


 Capitalized software development costs         $          2,298   $           1,242
 Purchased and acquired software
  technologies for resale                                  4,334               4,228
                                               -----------------   -----------------
                                                           6,632               5,470
                                               -----------------   -----------------

 Less-Accumulated amortization                            (3,593)             (2,113)
                                               -----------------   -----------------

 Capitalized software development costs, net    $          3,039   $           3,357
                                               =================   =================

     In July 1997, the Company acquired from Cognizant Technology Solutions Corporation ("CTS") the rights to certain technology (the "Technology") that complement certain Year 2000 product solutions and the development of the Company's application resource management tools. Pursuant to the software distribution agreement, in exchange for the Technology rights, the Company is required to pay CTS a royalty on sales of the Technology at defined rates subject to minimum annual royalties as follows: $100,000 in 1997, $900,000 in 1998, $1,400,000 in 1999 and $400,000 in 2000. An asset equal to the present value of the minimum annual royalties of $2,160,000 has been recorded as purchased and acquired software technologies for resale and is being amortized using the straight-line method over the five year term of the agreement. The payment obligation is recorded as debt.


7. Acquisition by the Principal Shareholder:

     In September 1993, the Company was acquired by the Principal Shareholder and the acquisition was accounted for using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of the effective date of the acquisition, and the operations of the Company have been included in the Principal Shareholder's consolidated statements of operations since that date. The purchase price approximated $5,700,000 (payable in cash and restricted common stock of the Principal Shareholder) and originally resulted in $5,484,000 of goodwill related to the excess of cost over the fair value of net assets acquired. The acquisition agreement also required the Company to make additional contingent purchase consideration payments to two of the Company's former stockholders based upon certain product revenue for the four-year period ending September 1998, up to a maximum of $1,000,000 each, for an aggregate maximum of $2,000,000. As of December 31, 1998, the Company had paid the maximum of $2,000,000 to the non-employee former stockholders, which has been treated as additional consideration in connection with the acquisition and, accordingly, added to the goodwill related to the acquisition.


8.  Accounts Payable and Accrued Expenses:

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                             December 31,
                                               -------------------------------------
                                                     1998                1997
                                               -----------------   -----------------

 Trade accounts payable                                    1,069               1,834
 Accrued payroll and benefits                              1,046                 579
 Commissions payable                                       2,463               1,368
 Royalties Payable                                           538                  75
 Other accrued expenses                                    1,020                 833
                                               -----------------   -----------------

                                                           6,136               4,689
                                               =================   =================

     9.    Stock Options and Stock-Based Compensation:

Principal Shareholder Common Stock and Options

     Prior to the IPO, certain Company employees received part of their compensation in the form of the Principal Shareholder's common stock or options. Included in the Company's consolidated statements of operations are noncash compensation charges related to the fair value of the Principal Shareholder's common stock issued and noncash compensation charges related to the intrinsic value of stock options granted pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Charges for both stock and options totaled $18,000 and $187,000 for the years ended December 31, 1997 and 1996, respectively. During 1998, no such stock or options were issued. Accordingly, there were no related charges. In addition, during 1998, certain outstanding options under the existing plan were repriced; however, there were no related charges to the Company associated with this repricing.

Stock Option Plan

     In May 1998, the Company adopted the SOFTWORKS, Inc. 1998 Long-Term Incentive Plan (the "1998 Incentive Plan") which authorizes the issuance of a maximum of 3,727,000 shares of Common Stock. The 1998 Incentive Plan provides for grants of options to officers, key employees, consultants and independent contractors of the Company and its affiliates. The 1998 Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, performance grants and other types of awards. This plan is administered by the Long-Term Incentive Plan Administrative Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1998 Incentive Plan, to determine which eligible participants will receive options, the time when options will be granted and the terms of options granted.

     Prior to the implementation of the 1998 Incentive Plan, the Company did not have a stock option plan in place. The following is a summary of the option activity of the 1998 Incentive Plan.

                                            Options            Weighted-
                                                           Average Exercise
                                                                 Price
                                       -----------------   -----------------
 Balance December 31, 1997                             -   $               -
 Stock options granted                         3,613,850                7.00
 Stock options exercised                               -                   -
 Stock options canceled                           (9,625)               7.00
                                       -----------------   -----------------
 Balance December 31, 1998                     3,604,225   $            7.00
                                       =================   =================

     As of December 31, 1998, options to purchase 1,599,660 shares of common stock were exercisable with a weighted-average exercise price of $7.00. The weighted-average remaining contractual life of options outstanding at December 31, 1998, was 3.3 years. The weighted average fair value of options issued in 1998 was $3.77.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Prior to the issuance of SFAS No. 123, stock-based compensation was accounted for under the "intrinsic value method" as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation is the excess, if any, of the market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing the accounting in APB Opinion No. 25 must make pro forma disclosures as if the fair value based method of accounting had been applied. The Company applies APB Opinion No. 25 and the related interpretations in accounting for its stock-based compensation.

     Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       Year Ended December 31,
                                             --------------------------------------
                                                1998            1997         1996
                                             ---------        -------      --------
   Net income (loss) attributable to
    common stockholders:
       As reported..................          $  2,957        $   786      $    792
       Pro forma....................          $   (287)           598           672


   Basic and diluted loss per share:
       As reported..................          $   0.20        $  0.06       $  0.06
       Pro forma....................          $  (0.02)          0.04          0.05

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31, 1998, 1997 and 1996: no dividend yield, expected volatility from 72% to 130%, risk-free interest rates from 5.4% to 6.3% and an expected terms ranging from 1.1 to 4.4 years.


10. Transactions with the Principal Shareholder:

     Prior to the initial public offering, the Principal Shareholder provided certain corporate and administrative services to the Company, including executive management and professional services (accounting, auditing, and legal). These services were performed for $500,000 in the years ended December 31, 1997 and 1996. These costs were allocated to the Company based on a proportional cost allocation method. During 1998, there were no net charges for administrative services. The Company and its Principal Shareholder also jointly participated in certain employee benefit plans (defined contribution and employee health), and the Company was allocated a portion of these costs on an incremental basis. As of December 31, 1998 the Company's foreign subsidiary, Softworks International, Ltd employed 2 individuals that performed services primarily on behalf of the Principal Shareholder. These amounts, and other associated costs are reimbursed to the Company periodically. As of December 31, 1998, the amount owed to the Company by the Principal Shareholder was approximately $188,000, which has subsequently been repaid.

     Management believes that the intercompany charges and cost allocations were reasonable and approximate the expenses that the Company would have incurred had it been operating as a stand-alone entity. Subsequent to its public offering, the Company has performed the corporate and administrative functions directly, using its own resources or purchased services, and will continue to be responsible for the costs and expenses associated with the management of a public corporation. As of December 31, 1998, other than as set forth above, the Company had no amounts due from or owed to the Principal Shareholder.

11.  Income Taxes:

     The following table summarizes components of income (loss) before income taxes and the (benefit from) provision for both current and deferred income taxes.

                                                                   Year Ended December 31,
                                                     -----------------------------------------------------
                                                          1998               1997               1996
                                                     ---------------    ---------------    ---------------

Income (loss) before (benefit from) provision
 for income taxes:
  United States                                      $        4,857    $         2,579    $         1,471
  Foreign                                                       180               (763)                25
                                                     --------------    ---------------    ---------------
     Total                                           $        5,037    $         1,816    $         1,496
                                                     ==============    ===============    ===============

Provision for (benefit from) income taxes

  Current-
    United States                                    $        1,769     $           858    $             -
    Foreign                                                      30                  55                135
    State and other                                             237                 150                  -
                                                      --------------    ---------------    ---------------
                                                              2,036               1,063                135
                                                      --------------    ---------------    ---------------

  Deferred-
    United States                                                40                (27)                505
    Foreign                                                       -                  -                 (16)
    State and other                                               4                 (6)                 80
                                                    ---------------     ---------------    ---------------
                                                                 44                (33)                569
                                                    ---------------     ---------------    ---------------

     Total                                          $        2,080    $          1,030     $           704
                                                    ===============    ===============     ===============

         The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                                   Year Ended December 31,
                                                  -------------------------------------------------------
                                                       1998                1997                1996
                                                  ---------------     ---------------     ---------------

U.S. Federal statutory tax rate                              34.0%               34.0%               34.0%
State and local taxes, net of U.S. federal tax effect         4.7                 3.5                 6.8
Non-U.S. taxes                                                1.0                 2.0                 5.9
Foreign operating (loss) income                              (0.4)               14.3               (0.6)
Other                                                         2.0                 2.9                 1.0
                                                  ---------------     ---------------     ---------------
     Effective tax rate                                      41.3%               56.7%               47.1%
                                                  ===============     ===============     ===============

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets are summarized as follows:

                                                                              December 31,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------    -------------
          Current:
          Accruals and reserves                                      $       306    $         138
                                                                    ------------    -------------
                                                                             306              138
                                                                    ------------    -------------

          Long-Term:
          Fixed and intangible assets                                        115              347
          Capitalized software                                               369              349
          Net operating loss carryforwards - foreign                         200              229
          Valuation allowance on foreign net operating
            loss carryforwards                                             (200)            (229)
                                                                    ------------    -------------
                                                                             484              696
                                                                    ------------    -------------

          Net deferred tax assets                                   $        790    $         834
                                                                    ============    =============

         In 1997, the Company utilized federal net operating losses generated in 1995 and 1996, aggregating $1,000,000. Included in the deferred tax assets as of December 31, 1998 and 1997, is net operating income and loss from international subsidiaries in the amount of $180,000 and $763,000, resulting in a deferred tax benefit of $200,000 and $229,000, respectively. Most of the net operating loss carryforwards have no expiration date. The Company has provided for full valuation allowances of these international net operating losses.


12.  Commitments and Contingencies:

Royalty Commitments

     The Company has entered into royalty agreements with several employees of the Company. These agreements call for royalties ranging from 1% to 7% of various product revenue. These agreements range in term from three to five years and contain no provisions for minimum royalties. One agreement is with an officer of the Company and has resulted in royalty expense of $115,000, $188,000 and $98,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The agreement with this officer was terminated in conjunction with the signing of an employment agreement in 1998.


Employment Agreements

     The Company has entered into employment agreements with several key employees of the Company. These agreements call for an annual aggregate base compensation commitment of $800,000 through 2001.



Leases

     The Company leases certain computer equipment under long-term non-cancelable leases which are classified as capital leases and are included as part of property and equipment. Operating leases are primarily for office space and equipment.

         At December 31, 1998, the future minimum lease payments under operating and capital leases are summarized as follows (in thousands):

      Year Ending December 31,           Operating Leases    Capital Leases          Total
-------------------------------------  --------------------------------------- -----------------

 1999                                               1,080               269              1,349
 2000                                               1,013               269              1,282
 2001                                                 747               268              1,015
 2002                                                 153                 -                153
 2003                                                 101                 -                101
                                        -----------------   -----------------   -----------------
                Total                               3,094               806              3,900

Amounts representing interest                           -               (59)               (59)
                                        -----------------   -----------------   -----------------

                 Net                                3,094               747              3,841
                                        =================  =================    =================

     Rent expense approximated $1,097,000, $896,000 and $522,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Employee 401(k) Savings Plan

     The Company provides pension benefits to eligible employees through a 401(k) plan sponsored jointly by the Company and the Principal Shareholder. The Company's allocable share of employer matching contributions to this 401(k) plan approximated $77,000, $52,000 and $36,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Long Term Debt

     The Company's long term debt commitments consist of future amounts due for certain technology purchases (Note 6) and an obligation under a capital lease.

13. Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in the annual financial statements and requires selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

     The Company is primarily engaged in a single line of business. The Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The Company's geographic locations vary between full operating offices and sales offices. The Company has identified the reportable operating segments as North America and International. These operating segments are representative of the Company's management approach to its evaluation of the operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The International segment includes an aggregation of certain operations consisting primarily of sales operations through the Company's international subsidiaries in the United Kingdom, France, Brazil, Australia, Spain, Germany, and Italy, and sales generated through international distributors primarily in Europe and Asia. The following information is presented in accordance with SFAS No. 131 for all periods presented (in thousands):

                                                                              1998
                                               ----------------------------------------------------------------------
                                                  Mar. 31      June 30       Sept. 30      Dec 31           Year
                                               ------------- ------------ --------------- ------------- -------------
                                                (unaudited)  (unaudited)    (unaudited)    (unaudited)
Revenue
     North America                                     5,290        7,022           8,827        13,812        34,951
     International                                     1,306        2,032           2,420         3,040         8,798
                                               ------------- ------------ --------------- ------------- -------------
          Total                                        6,596        9,054          11,247        16,852        43,749
                                               ============= ============ =============== ============= =============
Operating Income (Loss)
     North America                                      (384)         464           1,395         4,588         6,063
     International                                      (589)        (128)           (227)          170          (774)
                                               ------------- ------------ --------------- ------------- -------------
          Total                                         (973)         336           1,168         4,758         5,289
                                               ============= ============ =============== ============= =============
Identifiable Assets
     North America                                    31,897       32,457          39,478        48,827        48,827
     International                                     3,465        4,235           6,517         9,525         9,525
                                               ------------- ------------ --------------- ------------- -------------
          Total                                       35,362       36,692          45,995        58,352        58,352
                                               ============= ============ =============== ============= =============

                                                                              1997
                                               ----------------------------------------------------------------------

                                                  Mar. 31      June 30       Sept. 30      Dec 31           Year
                                               ------------- ------------ --------------- ------------- -------------
                                                (unaudited)  (unaudited)    (unaudited)    (unaudited)
Revenue
     North America                                     3,647        5,161           5,709         7,521        22,038
     International                                     1,019        1,106           1,195         1,412         4,732
                                               ------------- ------------ --------------- ------------- -------------
          Total                                        4,666        6,267           6,904         8,933        26,770
                                               ============= ============ =============== ============= =============
Operating Income (Loss)
     North America                                     (263)          215             503         1,901         2,356
     International                                     (233)         (151)           (169)           13          (540)
                                               ------------- ------------ --------------- ------------- -------------
          Total                                        (496)           64             334         1,914         1,816
                                               ============= ============ =============== ============= =============
Identifiable Assets
     North America                                    21,240       23,881          26,878        33,015        33,015
     International                                     1,152        1,307           1,820         2,668         2,668
                                               ------------- ------------ --------------- ------------- -------------
          Total                                       22,392       25,188          28,698        35,683        35,683
                                               ============= ============ =============== ============= =============

                                                                              1996
                                               ----------------------------------------------------------------------

                                                  Mar. 31      June 30       Sept. 30      Dec 31           Year
                                               ------------- ------------ --------------- ------------- -------------
                                                (unaudited)  (unaudited)    (unaudited)    (unaudited)
Revenue
     North America                                     2,236        2,051           3,188         4,168        11,643
     International                                       956        1,363             900         1,663         4,882
                                               ------------- ------------ --------------- ------------- -------------
          Total                                        3,192        3,414           4,088         5,831        16,525
                                               ============= ============ =============== ============= =============
Operating Income (Loss)
     North America                                      (267)        (155)            441           571           590
     International                                       110          337              80           379           906
                                               ------------- ------------ --------------- ------------- -------------
          Total                                         (157)         182             521           950         1,496
                                               ============= ============ =============== ============= =============

Identifiable Assets
     North America                                    11,649       12,753          15,241        21,272        21,272
     International                                       435          770             851         1,271         1,271
                                               ------------- ------------ --------------- ------------- -------------
          Total                                       12,084       13,523          16,092        22,543        22,543
                                               ============= ============ =============== ============= =============

     Revenue from unaffiliated customers is based on the location of the customer. Operating income (loss) consists of the related income (loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets are those assets used in the Company's operations in those operating segments. No single customer represents greater than five percent of revenues.

14.  Interim Financial Data -- Unaudited

The following table of quarterly financial data has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented:

                                                                1998 Quarter Ended
                                               -------------------------------------------------------
                                                   Mar. 31      June 30       Sept. 30        Dec. 31
                                               ------------ ------------ --------------- -------------
Revenue                                                6,596        9,054          11,247        16,852
Gross margin                                           5,632        8,334          10,217        15,316
Income (loss) from operations                           (973)         336           1,168         4,758
Net income (loss)                                       (767)         (13)            537         3,200
Basic and diluted income (loss) per share              (0.05)       (0.00)           0.04          0.20



                                                                1997 Quarter Ended
                                               --------------------------------------------------------
                                                  Mar. 31       June 30       Sept. 30        Dec. 31
                                               ------------ ------------- --------------- -------------
Revenue                                               4,666         6,267           6,904         8,933
Gross margin                                          4,385         5,943           6,465         8,342
Income (loss) from operations                          (496)           64             334         1,914
Net income (loss)                                      (333)          (20)            127         1,012
Basic and diluted income (loss) per share             (0.02)        (0.00)           0.01          0.07

The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers and directors of Softworks, and their ages as of December 31, 1998, are as follows:

Name                                    Age                  Position
----                                    ---                  --------
Directors and Executive Officers
James A. Cannavino(1)                   54          Chairman of the Board of Directors
Judy G. Carter                          46          President, Chief Executive Officer and Director
C.R. Kinsey, III                        53          Vice President and Chief Technology Officer
Robert C. McLaughlin                    52          Treasurer and Chief Financial Officer
Daniel DelGiorno, Jr.                   43          Director
Robert Devine(1)                        59          Director
Charles Feld(1)                         55          Director
Other Key Personnel
Joseph Miksch                           50          Vice President, Global Sales
Lisa Welch                              33          Vice President, Technology

(1)  Member, audit committee.

     James A. Cannavino has been Chairman of the Board of Softworks since April 1998. Mr. Cannavino is President and Chief Executive Officer of CyberSafe, Inc., a corporation specializing in network security. He was the President and Chief Executive Officer of Perot Systems Corporation through July 1997, and prior to that was a Senior Vice President at IBM, responsible for strategy and development. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. Mr. Cannavino currently is a consultant to Computer Concepts and serves on the boards of the National Center for Missing and Exploited Children, 7th Level and Marist College.

     Judy G. Carter has been President and Chief Executive Officer and a Director of Softworks since October 1993. Prior thereto, Ms. Carter was the Chief Operating Officer for Softworks from 1991. Ms. Carter started at Softworks as a system software developer and progressed into a number of supervisory and managerial roles, culminating in her appointment as vice president of technical services in 1990. Ms. Carter is a director of Fairfax Opportunities Unlimited, a non-profit organization.

     C.R. Kinsey, III, a co-founder of Softworks, has been Vice President of Softworks since May 1998 and has been Chief Technology Officer since 1977. From 1977 until May 1998, Mr. Kinsey was also Secretary and Treasurer of the Company. In addition, Mr. Kinsey is a primary technical advisor to the Company's technology division for new product research and development, product enhancements and service and support.

     Robert C. McLaughlin has been Treasurer and Chief Financial Officer since March 1998. Prior thereto, Mr. McLaughlin was a Department Director with global responsibilities at Perot Systems Corporation in Dallas, Texas from November 1996 through December 1997. Mr. McLaughlin also served as Senior Vice President for a real estate investment venture in West Palm Beach, Florida from 1993 to 1996, as a Vice President of First Union National Bank of Florida, N.A. in Fort Lauderdale from 1991 to 1993 and a Vice President of Southeast Bank, N.A. in Miami from 1987 to 1991.

     Daniel DelGiorno, Jr. has been a Director of Softworks since May 1998. Mr. DelGiorno is the President and Chief Executive Officer, Treasurer and a director of Computer Concepts for more than the past five years. He is also the President and principal stockholder of Tech Marketing Group Corp., a privately held corporation which is a stockholder of Computer Concepts.

     Robert Devine has been a Director of Softworks since May 1998. Mr. Devine is a director and the Chief Executive Officer of Chemtainer Industries, Inc. for more than twenty years. Chemtainer Industries manufactures and distributes a diverse array of commercial and consumer products nationally and internationally with eleven plants located in nine states from coast to coast. Mr. Devine is also a director of Rototron Corp. and Tracey International, and has been a director and vice-president of the non-profit New York City Mental Health Association for more than ten years.

     Charles Feld has been a Director of Softworks since July 1998. Mr. Feld is President of the Feld Group, Inc., a provider of temporary chief information officer consulting services, for more than the past five years. Since December 1997, Mr. Feld has also served as operating Chief Information Officer of Delta Air Lines. Prior thereto, from June 1992 until August 1997, Mr. Feld served as operating Chief Information Officer for Burlington Northern Santa Fe Corp.

Other Key Personnel

     Joseph Miksch has been Vice President, Global Sales since 1996. Mr. Miksch is responsible for all of Softworks's global direct and indirect sales efforts in Europe, the Middle East, Africa, Asia-Pacific and North and South America. Prior to joining the Company, Mr. Miksch was Chief Operating Officer at DBE, Inc. for two years, where he was responsible for launching new products into the Oracle and DB2 markets. Prior thereto, for 10 years, Mr. Miksch served in several senior vice president positions at Computer Associates, Inc. in its system, graphics application and database divisions.

     Lisa Welch has been Vice President, Technology since 1996. Ms. Welch is responsible for strategic planning and business development, and direct research and product development. She is also responsible for customer service and information delivery activities. Prior to joining Softworks in 1988, Ms. Welch was employed with NCR as a systems engineer.


ITEM 11    EXECUTIVE COMPENSATION

The information that is required in response to this Item is incorporated herein by reference to Softworks' Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999 pursuant to Regulation 14A.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information that is required in response to this Item is incorporated herein by reference to Softworks' Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999 pursuant to Regulation 14A.


ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that is required in response to this Item is incorporated herein by reference to Softworks' Proxy Statement to be filed with the Securities and Exchange Commission by April 30, 1999 pursuant to Regulation 14A.

                                     PART IV

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10K

(a)      Listed below are the documents filed as a part of this report:
         1.       Financial Statements and the Independent Auditors' Report
                      Report of Independent Public Accountants
                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules:
                      Schedule II - Valuation and Qualifying Accounts

         3.       Exibits


Exhibit                            Description
Number
------------- ------------------------------------------------------

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

*  Incorporated by reference to Registration Statement No 333-
53939.

(b)           Reports on Form 8-K
                  None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Softworks, Inc.


    Date: March 30, 1999       By:  /s/  Judy G. Carter
                               -------------------------------------
                               Judy G. Carter
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: March 30, 1999       By:  /s/ James A. Cannavino
                               -------------------------------------
                               James A. Cannavino
                               Chairman of the Board of Directors

    Date: March 30, 1999       By:  /s/  Judy G. Carter
                               -------------------------------------
                               Judy G. Carter
                               President, Chief Executive Officer  and Director

    Date: March 30, 1999
                               -------------------------------------
                               C.R. Kinsey, III
                               Vice President and Chief Technology Officer

    Date: March 30, 1999       By:  /s/  Robert C. McLaughlin
                               -------------------------------------
                               Robert C. McLaughlin
                               Treasurer and Chief Financial Officer

    Date: March 30, 1999       By:  /s/  Daniel DelGiorno, Jr.
                               -------------------------------------
                               Daniel DelGiorno, Jr.
                               Director

    Date: March 30, 1999       By:  /s/  Robert Devine
                               -------------------------------------
                               Robert Devine
                               Director

    Date: March 30, 1999       By:  /s/  Charles Feld
                               -------------------------------------
                               Charles Feld
                               Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SOFTWORKS, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SOFTWORKS, Inc. (a Delaware corporation) and subsidiaries and have issued our report thereon dated February 9, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14.a.2, Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Washington, D.C.
February 9, 1999



                                               SOFTWORKS, INC.

                                      VALUATION AND QUALIFYING ACCOUNTS
                             FOR THE YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996
                                              (IN THOUSANDS)

                                             Balance at                 Charged to
                                            Beginning of               Revenue and
                                              Period      Deductions     Expense   Ending Balance
                                            -----------------------------------------------------

     Year ended December 31, 1996
       Allowance for accounts receivable     $     242    $     (43)     $     50     $     249

     Year ended December 31, 1997
       Allowance for accounts receivable     $     249    $    (118)     $     75     $     206

     Year ended December 31, 1998
       Allowance for accounts receivable     $     206    $    (234)     $    317     $     289