Form 10-Q
period 1999-03-31
SOFTWORKS INC
filed 1999-05-12
CIK 1062621

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                     ---------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR
   |_| TRANSITION REPORT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

         For the transition period from _____________ to _______________

                         COMMISSION FILE NUMBER 0-24719

                                 SOFTWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                      52-1092916
             (State or other jurisdiction of         (I.R.S. Employer
             incorporation or organization)         Identification No.)

                        5845 RICHMOND HIGHWAY, SUITE 400
                              ALEXANDRIA, VA 22303
                                 (703) 317-2424
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  |X|    NO  |_|

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date.

                                           NUMBER OF SHARES OUTSTANDING ON
            TITLE OF CLASS                          March 31, 1999
            --------------                          --------------
      Common Stock, $.001 par value                  15,973,000

                                 SOFTWORKS, INC.
             Form 10-Q for the Quarterly Period Ended March 31, 1999
                                Table of Contents

                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998   3

    Consolidated Statements of Operations for the three months ended
    March 31, 1999 and 1998                                                  4

    Consolidated Statements of Cash Flows for the three months ended
    March 31, 1999 and 1998                                                  5

    Notes to Consolidated Financial Statements                               6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS                                  10

PART II   OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                16

  ITEM 2.  CHANGES IN SECURITIES                                            16

  ITEM 3.  DEFAULTS IN SECURITIES                                           16

  ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY
           HOLDERS                                                          16

  ITEM 5.  OTHER INFORMATION                                                16

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURE                                                                   17

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        SOFTWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                     March 31,   December 31,
                                                                       1999         1998
                                                                      --------    --------
                                                                   (unaudited)
                             ASSETS
Current Assets:
     Cash and cash equivalents                                        $  6,759    $  6,003
     Accounts receivable, net of allowance for doubtful accounts of
          $244 and $289 in 1999 and 1998, respectively                   7,743      14,316
     Installment receivables                                            18,440      16,406
     Prepaid expenses and other current assets                           2,379       1,349
     Deferred tax assets                                                    --         306
                                                                      --------    --------

          Total current assets                                          35,321      38,380
                                                                      --------    --------

     Installment receivables, noncurrent                                 7,759       7,908
     Property and equipment, net                                         2,698       2,498
     Software development costs, net                                     2,732       3,039
     Goodwill, net of accumulated amortization of $3,568
          and $3,346 in 1999 and 1998, respectively                      3,921       4,143
     Other assets                                                        1,561       1,900
     Deferred tax assets, noncurrent                                       500         484
                                                                      --------    --------

         Total assets                                                 $ 54,492    $ 58,352
                                                                      ========    ========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                            $  4,349    $  6,136
     Current portion of long-term debt                                   2,060       1,930
     Deferred maintenance revenue                                        7,973       9,064
     Deferred installment revenue                                        7,317       7,314
     Income taxes payable                                                  114       2,057
                                                                      --------    --------

          Total current liabilities                                     21,813      26,501
                                                                      --------    --------

     Deferred maintenance revenue, noncurrent                            4,585       3,882
     Deferred installment revenue, noncurrent                            6,912       7,883
     Long-term debt, noncurrent                                          2,401       1,401
                                                                      --------    --------
          Total liabilities                                             35,711      39,667
                                                                      --------    --------

Stockholders' Equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized;
          none issued or outstanding                                        --          --
     Common stock, $.001 par value; 150,000,000 authorized;                 16          16
          15,973,000 shares issued and outstanding

     Additional paid-in capital                                         15,201      15,201
     Retained earnings                                                   3,628       3,535
     Accumulated other comprehensive loss                                  (64)        (67)
                                                                      --------    --------

          Total stockholders' equity                                    18,781      18,685
                                                                      --------    --------
               Total liabilities and stockholders' equity             $ 54,492    $ 58,352
                                                                      ========    ========

  The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                          1999         1998
                                                       -----------   ----------
                                                       (unaudited)   (unaudited)
Revenue:
  Software licenses                                     $ 6,730        $  3,736
  Services                                                3,528           2,860
                                                        -------        --------

    Total revenue                                        10,258           6,596
                                                        -------        --------

Cost of revenue (exclusive of amortization and
  depreciation shown separately below except for
  amortization of software development costs):
  Software licenses                                         216             439
  Services                                                  549             525
                                                        -------        --------
    Total cost of revenue                                   765             964
                                                        -------        --------
Gross margin                                              9,493           5,632
                                                        -------        --------

Operating expenses:
  Sales and marketing                                     5,012           3,395
  General and administrative                              1,072           1,102
  Amortization and depreciation                             710             490
  Research and development                                2,500           1,618
                                                        -------        --------
    Total operating expenses                              9,294           6,605
                                                        -------        --------
Operating income (loss)                                     199            (973)

Other expenses                                               46              --
                                                        -------        --------
Income (loss) from operations before provision for
  (benefit from) income taxes                               153            (973)

Provision for (benefit from) income taxes                    60            (206)
                                                        -------        --------

Net income (loss)                                       $    93        $   (767)
                                                        =======        ========

Basic net income (loss) per share                       $  0.01        $  (0.05)
                                                        =======        ========
Diluted net income (loss) per share                     $  0.01        $  (0.05)
                                                        =======        ========

Basic weighted average shares outstanding                15,973          14,083
                                                        =======        ========
Diluted weighted average shares outstanding              16,380          14,083
                                                        =======        ========

 The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       1999         1998
                                                                    ----------   ----------
                                                                   (unaudited)  (unaudited)
Cash flows from operating activities:
     Net income (loss)                                               $    93    $  (767)
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
          Amortization and depreciation
               Property and equipment                                    252        180
               Software development costs                                307        170
               Goodwill                                                  222        207
          Provision for doubtful accounts                                (45)        55
          Deferred tax provision (benefit)                               290       (231)
     Changes in operating assets and liabilities---
          Accounts receivable and installment receivables              4,733      1,480
          Prepaid expenses and other current assets                   (1,030)      (360)
          Other assets                                                   339         48
          Accounts payable and accrued expenses                       (1,787)      (936)
          Income taxes payable                                        (1,943)        --
          Deferred revenue                                            (1,356)     1,895
                                                                     -------    -------
               Net cash provided by operating activities                  75      1,741
                                                                     -------    -------
Cash flows from investing activities:
     Purchases of property and equipment                                (452)      (138)
     Software development and technology purchases                        --       (388)
      Additional consideration for SOFTWORKS, Inc.
           Acquisition                                                    --       (269)
                                                                     -------    -------
               Net cash used in investing activities                    (452)      (795)
                                                                     -------    -------
Cash flows from financing activities:
     Net payments to Principal Shareholder                                --       (336)
     Repayments of long-term debt                                       (891)       (69)
     Proceeds from long-term debt                                      2,021         --
                                                                     -------    -------

               Net cash provided by (used in) financing activities     1,130       (405)
                                                                     -------    -------

Effect of exchange rate changes on cash and cash equivalents               3          8
                                                                     -------    -------
Net increase in cash and cash equivalents                                756        549
Cash and cash equivalents, beginning of period                         6,003        360
                                                                     -------    -------
Cash and cash equivalents, end of period                             $ 6,759    $   909
                                                                     =======    =======
Supplemental disclosure of cash flow information:
     Interest paid                                                   $   292    $    10
                                                                     -------    -------
     Income taxes paid                                               $ 1,713    $    14
                                                                     =======    =======

  The accompanying notes are an integral part of these consolidated statements.

                                 SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 1999

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by rules and regulations of the Securities and Exchange Commission.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the consolidated financial position, results of operations, and changes in cash flows for the periods presented have been included. Interim results of operations for the three month period ended March 31, 1999 are not necessarily indicative of operating results for the full fiscal year.

Note 2. Organization and Nature of Operations:

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

Secondary Offering and Form S-8

      On May 3, 1999, SOFTWORKS filed a Form S-1 with the Securities and Exchange Commission regarding the offering of 3.5 million shares of common stock. Of the shares being offered, 1 million are being issued and sold by SOFTWORKS, and another 2.5 million are being sold by existing shareholders.

      On May 4, 1999, SOFTWORKS filed a Form S-8 with the Securities and Exchange Commission, covering the registration of 3,727,000 shares of SOFTWORKS' common stock in connection with SOFTWORKS' 1998 Long-Term Incentive Plan (as amended), and the registration of 1,250,000 shares of common stock in connection with SOFTWORKS' 1999 Stock Option Plan.

Voting Trust Agreement

      In conjunction with the initial public offering on August 4, 1998, shares owned by the Principal Shareholder were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. One trustee was the Chief Executive Officer of the Principal Shareholder who resigned as Trustee and Director of the Company on April 22, 1999. The three trustees currently serving are directors of the Company and they do not have a significant financial interest in the Principal Shareholder. One of the trustees is the Chairman of SOFTWORKS. The voting trust agreement will remain in effect until the earliest of: (i) the Principal Shareholder and its affiliates collectively ceasing to own 25% or more of the common stock, (ii) the acquisition by a person other than the Principal Shareholder and its affiliates of a greater percentage of the common stock than that then owned by the Principal Shareholder and its affiliates or
(iii) 10 years from the date of the voting trust agreement.

Principles of Consolidation

      The consolidated financial statements include the accounts of SOFTWORKS and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Risks and Other Factors

      As a company that develops, markets, licenses and supports a family of enterprise systems management software products for storage management and performance management, SOFTWORKS faces certain risks. These include dependence on proprietary technology, rapid technological change, errors or failures in its products, dependence on key personnel, challenges in recruiting personnel and a highly competitive marketplace.

      As of March 31, 1999, the Principal Shareholder owned more than 50% of the outstanding shares of the Company. The Principal Shareholder received a going concern opinion with respect to its audited financial statements for the year ended December 31, 1997. A going concern opinion was not rendered for 1998. Under certain circumstances, the Principal Shareholder's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain dispositions or encumbrances of assets and the payment of dividends.

Note 3.  Significant Accounting Policies

Revenue Recognition

      Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. The Company provides customers with the option to pay for license fees in one lump sum or in installments over extended periods of time, generally one to five years. Through 1998, the Company did not consider sales contracts with amounts due for periods greater than one year from delivery fixed and determinable, and accordingly, recognized such amounts as revenue when they became due. Beginning January 1, 1999, for contracts with payment terms of three years or less, the Company will recognize the entire amount of the license revenue at the time of delivery and acceptance by the customer. This change is being made because the Company has established a history which demonstrates that they do not provide any concessions to customers with whom they have these extended payment arrangements. For contracts with amounts due for periods greater than three years, the Company does not consider such sales fixed and determinable, and accordingly, recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Maintenance and professional service revenue are classified as services revenue on the accompanying statement of operations.

      The American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company implemented SOP 97-2 for the year ended December 31, 1997. In March 1998, Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2", amended a portion of SOP 97-2. Subsequent to the issuance of SOP 98-4, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 97-2, the amendment contained in SOP 98-4 and the modification contained in SOP 98-9 were adopted by the Company but did not have a material effect on the Company's software revenue recognition policy.

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

Impairment of Long-Lived Assets

      The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software development costs, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of March 31, 1999, there has been no impairment in the carrying value of long-lived assets.

Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax basis of assets and liabilities, using enacted tax rates. SFAS No. 109 requires that the net deferred tax asset is to be adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

Basic and Diluted Net Income (Loss) Per Share

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, basic net income per share and diluted net income per share can be reconciled as indicated below (in thousands, except per share data)

                                                                  Three months ended                 Three months ended
                                                                    March 31, 1999                    March 31, 1998
                                                                                Per-Share                           Per-Share
                                                            Income     Shares     Amount        Income     Shares     Amount
                                                          -------------------------------    -------------------------------
     Basic net income (loss) per share:
         Income available to common shareholders          $ 93,000    $ 15,973    $ 0.01     $ (767,000)   $14,083   $(0.05)
     Effect of dilutive options                                            407                                  --
                                                          -------------------------------    -------------------------------
     Diluted net income (loss) per share:
         Income available to common shareholders          $ 93,000    $ 16,380    $ 0.01     $ (767,000)   $14,083    $(0.05)
                                                          ===============================    ===============================

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

Concentrations and Fair Value of Financial Instruments

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivables. At March 31, 1999, the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition but requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Note 4.  Segment Reporting

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

      The Company is primarily engaged in a single line of business. The Company aggregates and reports revenues from products which have similar economic characteristics in their nature, production, and distribution process. The Company's geographic locations vary between full operating offices and sales offices. The Company has identified the reportable operating segments as North America and International. These operating segments are representative of the Company's management approach to its evaluation of the operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The International segment includes an aggregation of certain operations consisting primarily of sales operations through the Company's international subsidiaries in the United Kingdom, France, Brazil, Australia,

Spain, Germany, Japan and Italy, and sales generated through international distributors primarily in Europe and Asia. The following information is presented in accordance with SFAS No. 131 for all periods presented (in thousands):

                                             1999       1998
                                         ----------------------
                                           March 31    March 31
                                         ----------------------
                                         (unaudited) (unaudited)
                Revenue
                     North America        $  7,033    $  5,290
                     International           3,225       1,306
                                          --------------------
                          Total           $ 10,258    $  6,596
                                          ====================

                Operating Income (Loss)

                     North America        $  (1000)   $   (384)
                     International           1,199        (589)
                                          --------------------
                          Total           $    199    $   (973)
                                          ====================

                Identifiable Assets
                     North America        $ 43,033    $ 31,897
                     International          11,459       3,465
                                          --------------------
                          Total           $ 54,492    $ 35,362
                                          ====================

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

ITEM 2 MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

      All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding SOFTWORKS' financial position, business strategy and the plans and objectives of SOFTWORKS' management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to SOFTWORKS or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of SOFTWORKS' management, as well as assumptions made by, and information currently available to, SOFTWORKS' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in SOFTWORKS' software products, dependence on proprietary technology, risks associated with potential acquisitions, the dependence on key personnel, and control of SOFTWORKS by the Principal Shareholder. Such statements reflect the current views of SOFTWORKS with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of SOFTWORKS. All subsequent written and oral forward-looking statements attributable to SOFTWORKS or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

      SOFTWORKS develops, markets, licenses and supports storage and performance management software products. SOFTWORKS' products are designed to optimize system and application performance and the management of multi-platform storage resources in order to maximize the value of purchased hardware and software. The Company's products address these issues for organizations that employ enterprise-scale servers, OS/390, UNIX, and Microsoft(R) Windows NT(R) computing environments. The Company has over 6,400 licenses of our products in use at over 2,000 installations worldwide. SOFTWORKS' products are installed at 87% of the Fortune 100 and 52% of the Fortune 500 companies. During 1998, the Company sold additional products to our existing customers and added 50 new customers.

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

      SOFTWORKS recognizes revenue from software licenses in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" and Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer. SOFTWORKS provides creditworthy customers with the option to pay for license fees in one lump sum or in equal annual installments over extended periods of time, generally one to five years. Through 1998, the Company did not consider sales contracts with amounts due for periods greater than one year from delivery fixed and determinable, and accordingly, recognized such amounts as revenue when they became due. Beginning January 1, 1999, for contracts with payment terms of three years or less, the Company will recognize the entire amount of the license revenue at the time of delivery and acceptance by the customer. This change is being made since SOFTWORKS has established a history which demonstrates that it does not provide any concessions to customers with whom it has extended payment arrangements. For contracts with amounts due for periods greater than three years, the Company does not consider such sales fixed and determinable, and accordingly, recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Deferred license revenue resulting from extended payment agreements beyond one year is included in installment receivables and deferred installment revenue. Related sales commissions are also deferred and recognized over the period of the installment payment plan.

      Maintenance and support services revenue represents the ratable recognition of fees to enroll licensed products in our software maintenance and support program. Enrollment entitles the customer to product enhancements, technical support services, and ongoing compatibility with third party operating systems. Maintenance revenue also includes the ratable recognition of the bundled fees included in any extended term payment agreement. Once a product license is acquired and paid for, maintenance fees are generally incurred annually and equal 15% to 20% of the current list price of the product at the time of renewal, less any applicable discounts.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated certain consolidated statement of operations data expressed in thousands of dollars (except per share data).

                                                         Three Months Ended
                                                              March 31,
                                                          1999         1998
                                                       ---------    ---------
                                                      (unaudited)  (unaudited)
    Revenue:
      Software licenses                                  $ 6,730   $  3,736
      Services                                             3,528      2,860
                                                         -------   --------
        Total revenue                                     10,258      6,596
                                                         -------   --------

    Cost of revenue (exclusive of amortization and
      depreciation shown separately below except for
      amortization of software development costs):
      Software licenses                                      216        439
      Services                                               549        525
                                                         -------   --------
        Total cost of revenue                                765        964
                                                         -------   --------
    Gross margin                                           9,493      5,632
                                                         -------   --------
    Operating expenses:

      Sales and marketing                                  5,012      3,395
      General and administrative                           1,072      1,102
      Amortization and depreciation                          710        490
      Research and development                             2,500      1,618
                                                         -------   --------

        Total operating expenses                           9,294      6,605
                                                         -------   --------

    Operating income (loss)                                  199       (973)

    Other expenses                                            46         --
                                                         -------   --------

    Income (loss) from operations before provision for
      (benefit from) income taxes                            153       (973)

    Provision for (Benefit from) income taxes                 60       (206)
                                                         -------   --------

    Net income (loss)                                    $    93   $   (767)
                                                         =======   ========

    Basic net income (loss) per share                    $  0.01   $  (0.05)
                                                         =======   ========
    Diluted net income (loss) per share                  $  0.01   $  (0.05)
                                                         =======   ========

    Basic weighted average shares outstanding             15,973     14,083
                                                         =======   ========
    Diluted weighted average shares outstanding           16,380     14,083
                                                         =======   ========

      The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue.

                                                                   Three Months Ended
                                                                        March 31,
                                                                    1999         1998
                                                                  ---------    ---------
                                                                 (unaudited)  (unaudited)
Revenue:
  Software licenses                                                65.6%        56.6%
  Services                                                         34.4%        43.4%
                                                                  -----        -----

    Total revenue                                                 100.0%       100.0%
                                                                  -----        -----

Cost of revenue (exclusive of
  amortization and depreciation shown separately below except for amortization of software development costs):
  Software licenses                                                 2.1%         6.7%
  Services                                                          5.4%         7.9%
                                                                  -----        -----
    Total cost of revenue                                           7.5%        14.6%
                                                                  -----        -----
Gross margin                                                       92.5%        85.4%
                                                                  -----        -----

Operating expenses:
  Sales and marketing                                              48.9%        51.5%
  General and administrative                                       10.4%        16.7%
  Amortization and depreciation                                     6.9%         7.4%
  Research and development                                         24.4%        24.5%
                                                                  -----        -----
    Total operating expenses                                       90.6%       100.1%
                                                                  -----        -----

Operating income (loss)                                             1.9%       (14.7)%

Other expenses                                                      0.4%         0.0%
                                                                  -----        -----

Income (loss) from operations before provision
  for (benefit from) income taxes                                   1.5%       (14.7)%

Provision for (Benefit from) income taxes                           0.6%        (3.1)%
                                                                  -----        -----

Net income (loss)                                                   0.9%       (11.6)%
                                                                  =====        =====

Three Months Ended March 31, 1999 and 1998

      Revenue. Total revenue increased 55.5% to $10.3 million for the three months ended March 31, 1999 from $6.6 million for the same period in the prior year. License revenue increased 80.1% to $6.7 million for the three months ended March 31, 1999 from $3.7 million for the three months ended March 31, 1998. The increase was primarily due to the increased sales of SOFTWORKS' products resulting from continued expansion of the worldwide sales force, the conversion from CPU-based pricing to MIPS-based pricing and the introduction of Resource Availability into the storage management segment. During the three months ended March 31, 1999, MIPS-based licenses accounted for 95% of new sales. Sales in the storage management segment accounted for 60.2% and 57.6% of total license revenue for the three months ended March 31, 1999 and 1998, respectively. License revenue from the performance management segment accounted for 31.5% and 33.8% of total license revenue for the three months ended March 31, 1999 and 1998, respectively. License revenue from the Year 2000 segment accounted for 2.5% of total license revenue for the three months ended March 31, 1999 and 1.0% for the same period in 1998. International revenue increased as a percentage of total revenue to 31.4% from 19.8% for the three months ended March 31, 1999 and 1998, respectively. In terms of absolute dollars, international revenues increased 146.9% to $3.2 million for the three months ended March 31, 1999 from $1.3 million for the same period in the prior year. This increase is primarily attributable to the opening of SOFTWORKS' sales office in Germany.

      Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 23.4% to $3.5 million for the three months ended March 31, 1999 from $2.9 million for the same period in the prior year. This increase is attributable to overall growth in license revenue and renewals of maintenance contracts by the installed customer base.

      Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue decreased 50.8% to $216,000, or 2.1% of total revenue for the three months ended March 31, 1999 from $439,000, or 6.7% for the same period in 1998. This decrease was primarily attributable to the termination of certain royalty agreements. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue increased 4.6% to $549,000, or 5.4% of total revenue for the three months ended March 31, 1999 from $525,000, or 7.9% of total revenue for the same period in the prior year. This increase is primarily attributable to the staffing of maintenance personnel to support the growth of the international customer base.

      Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for SOFTWORKS' direct sales organization and marketing staff. Sales and marketing expenses increased 47.6% to $5.0 million for the three months ended March 31, 1999 from $3.4 million for the three months ended March 31, 1998. This increase was attributable primarily to increased commission expenses resulting from increased sales, and increased personnel costs resulting from growth in SOFTWORKS' sales organization. Sales and marketing expenses decreased to 48.9% of revenue for the three months ended March 31, 1999 from 51.5% for the same period in the prior year.

      General and Administrative Expense. General and administrative expenses include administrative salaries and related benefits, management fees, recruiting and relocation expenses, as well as legal, accounting and other professional fees. General and administrative expenses were $1.1 million for the three months ending March 31, 1999 and 1998. General and administrative expenses decreased as a percentage of revenue to 10.4% for the three months ending March 31, 1999 from 16.7% for the same period in the prior year.

      Amortization and Depreciation Expense. Amortization and depreciation expenses increased 44.9% to $710,000 for the three months ended March 31, 1999 from $490,000 for the three months ended March 31, 1998, due to the purchase of new hardware for the Company's corporate data center and the upgrade of its communications infrastructure.

      Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in SOFTWORKS' research and development efforts as well as support for the research and development effort including SOFTWORKS' data center operations. Research and development increased 54.5% to $2.5 million or 24.4% of revenue for the three months ended March 31, 1999 from $1.6 million or 24.5% of revenue for the same period in the prior year. The increase is primarily attributable to an increase in personnel necessary to support SOFTWORKS' research and development efforts.

      Provision for Income Taxes. The provision for income taxes increased to $60,000 for the three months ended March 31, 1999 from a benefit of $206,000 for the three months ended March 31, 1998, representing 39.2% and 21.2% of income
(loss) before taxes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      SOFTWORKS has funded its operations through cash generated from operations, external financing and proceeds from its recent initial public offering on August 4, 1998. SOFTWORKS had cash and cash equivalents of $6.8 million and $6.0 million at March 31, 1999 and December 31, 1998, respectively.

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

      For the three months ended March 31, 1999 and 1998, net cash provided by operating activities was $75,000 and $1.7 million, respectively. This decrease is primarily a result of changes in operating assets and liabilities, primarily due to an increase in SOFTWORKS' tax liability resulting from being taxed as an independent entity.

      SOFTWORKS' investing activities primarily include expenditures for fixed assets in support of SOFTWORKS' product development activities and infrastructure. Net cash used in investing activities decreased 43.1% to $452,000 for the three months ended March 31, 1999 from $795,000 for the same period in the prior year. The decrease was primarily a result of costs incurred in the three month period ended March 31, 1998 for software development and technology purchases and additional contingent consideration paid to two former stockholders in connection with the acquisition of SOFTWORKS by the Principal Shareholder, offset by increased purchases of property and equipment during the three month period ended March 31, 1999.

      For the three months ended March 31, 1999 and 1998, net cash provided by (used in) financing activities was $1.1 million and ($405,000), respectively. The increase in cash provided by financing activities was primarily a result of borrowings under a line of credit agreement.

      SOFTWORKS' principal commitments as of March 31, 1999 consisted primarily of (i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements, (iii) a software licensing and distribution agreement, and (iv) long-term debt under a line of credit.

      SOFTWORKS' current cash and cash equivalent balances, cash flow from its operations, and future proceeds from its upcoming secondary offering (see "Recent Developments") are expected to be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that SOFTWORKS will have sufficient capital to finance potential acquisitions or other growth oriented activities, which could require SOFTWORKS to incur additional debt or obtain other financing.

RECENT DEVELOPMENTS

      On May 3, 1999, SOFTWORKS filed a Form S-1 with the Securities and Exchange Commission regarding the offering of 3.5 million shares of common stock. Of the shares being offered, 1 million are being issued and sold by SOFTWORKS, and another 2.5 million are being sold by existing shareholders.

      On May 4, 1999, SOFTWORKS filed a Form S-8 with the Securities and Exchange Commission, covering the registration of 3,727,000 shares of SOFTWORKS' common stock in connection with SOFTWORKS' 1998 Long-Term Incentive Plan (as amended), and the registration of 1,250,000 shares of SOFTWORKS' common stock in connection with the SOFTWORKS' 1999 Stock Option Plan.

YEAR 2000 ISSUES

      Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Millennium Bug" or "Year 2000 problem."

      Assessment. The Year 2000 problem could affect computers, software, and other equipment which SOFTWORKS uses, operates, or maintains. Accordingly, SOFTWORKS is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. SOFTWORKS presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts is not expected to be material to its overall financial position, or any year's results of operations, there can be no assurance to this effect.

      SOFTWORKS has obtained certification of its processes to assess Year 2000 problems from the Information Technology Association of America (ITAA). Because its business involves software development, SOFTWORKS has not sought further verification or validation by independent third parties of its corrections of Year 2000 problems. However, SOFTWORKS' Year 2000 project team is reviewing its project plans and monitoring progress against those plans.

      Software Sold to Consumers. SOFTWORKS believe that it has substantially identified and resolved all potential Year 2000 problems with the software products it develops and markets. However, it also believe that it is not possible to determine with complete certainty that all Year 2000 problems affecting its software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under its control.

      Internal Information Technology Infrastructure. SOFTWORKS believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. SOFTWORKS has commenced the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expect to complete this process before the end of June, 1999.

      Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. SOFTWORKS is currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on its office and facilities equipment and expect to complete such assessment by June, 1999. SOFTWORKS estimates that the total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on its business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

      Suppliers. SOFTWORKS has initiated communications, including surveys, with third party suppliers of the major computers, software, and other equipment which we use, operate, or maintain to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, it has limited or no control over responses to its inquiries and the actions of these third party suppliers. Thus, while it does not anticipate any significant Year 2000 problems with these systems, SOFTWORKS cannot ensure that these suppliers will resolve any or all of their Year 2000 problems with these systems before the occurrence of a material disruption to its business or that of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on SOFTWORKS' business, financial condition, and results of operation.

      Most Likely Consequences of Year 2000 Problems. SOFTWORKS expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations. However, it does not believe that it is possible to determine with complete certainty that all Year 2000 problems which affect it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. In addition, SOFTWORKS is unable to determine with any degree of certainty the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues. As a result, SOFTWORKS expects that it could likely experience a significant number of operational inconveniences and inefficiencies that may divert management's time and attention and its financial and human resources from its ordinary business activities. In addition, SOFTWORKS may experience a lesser number of serious system failures that may require significant efforts by it or its customers to prevent or alleviate material business disruptions.

      Contingency Plans. SOFTWORKS is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. SOFTWORKS expects to complete its contingency plans by the end of June, 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for its personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. Should SOFTWORKS be required to implement any of these contingency plans, it could have a material adverse effect on its financial condition and results of operations.

      Disclaimer. The discussion of SOFTWORKS' efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. SOFTWORKS ability to achieve Year 2000 compliance and the level of incremental costs associated with such compliance, could be adversely affected by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in its ongoing compliance review.

                                PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    Exhibits

     Exhibit
     Number                           Description
     -----------------------------------------------------------------

      3.1     Certificate of Incorporation of Registrant*
      3.2     By-Laws of Registrant*
      4.1     Specimen Common Stock Certificate*
              Lease Agreement dated June 14, 1994 between
     10.1     Registrant and WHT Real Estate Limited Partnership*
     10.2     First Amendment to Lease Agreement*
     10.3     Second Amendment to Lease Agreement*
     10.4     1998 Long Term Incentive Plan as amended*
              Employment Agreement between the Registrant and
     10.5     James Cannavino*
              Employment Agreement between the Registrant and C.R.
     10.6     Kinsey, III*
              Employment Agreement between the Registrant and Judy
     10.7     G. Carter*
              Employment Agreement between the Registrant and
     10.8     Robert McLaughlin*
     10.9     Form of Indemnification Agreement between the Company
              and its officers and directors*
     10.10    Distribution Agreement dated July 8, 1997 between the Registrant and Cognizant Technology Solutions Corporation*
     10.11    1999 Stock Option Plan
     27       Financial Data Schedule

           * Incorporated by reference to Registration Statement No. 333-53939. ** Incorporated by reference to Form S-8 Registration Statement
              No. 333-77747.

(b) Reports on Form 8-K
    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SOFTWORKS, Inc.

Date: May 12, 1999              By: /s/  Judy G. Carter
                                -------------------------------------
                                Judy G. Carter
                                President, Chief Executive Officer and Director


Date: May 12, 1999              By:  /s/  Robert C. McLaughlin
                                -------------------------------------
                                Robert C. McLaughlin
                                Treasurer and Chief Financial Officer