Form 10-Q
period 1999-06-30
SOFTWORKS INC
filed 1999-08-12
CIK 1062621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
(State or other jurisdiction of                        (I.R.S. Employer
      Identification No.)                         incorporation or organization)





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


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date.



                                              NUMBER OF SHARES OUTSTANDING ON
     TITLE OF CLASS                                    June 30, 1999
     --------------                                    -------------
Common Stock, $.001 par value                            17,139,734

                                SOFTWORKS, INC.
             Form 10-Q for the Quarterly Period Ended June 30, 1999
                               Table of Contents



                                                                            PAGE
                                                                            ----
PART I   FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998       3

   Consolidated Statements of Operations for the three and six months
   ended June 30, 1999 and 1998                                                4

   Consolidated Statements of Cash Flows for the three and six months
   ended June 30, 1999 and 1998                                                5

   Notes to Consolidated Financial Statements                                  6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                10

PART II   OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                   16

 ITEM 2.  CHANGES IN SECURITIES                                               16

 ITEM 3.  DEFAULTS IN SECURITIES                                              16

 ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   16

 ITEM 5.  OTHER INFORMATION                                                   16

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURE                                                                     18

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        SOFTWORKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                               June 30,     December 31,
                                                                 1999          1998
                                                              ----------    -----------
                                                              (unaudited)
                      ASSETS
Current Assets:
   Cash and cash equivalents                                  $   11,905    $    6,003
   Accounts receivable, net of allowance for doubtful
     accounts of $301 and $289 in 1999 and 1998, respectively     10,197        14,316
   Installment receivables, net of allowance for installment
     reserve of $150 and $0 in 1999 and 1998, respectively        19,952        16,406
   Prepaid expenses and other current assets                       2,295         1,349
   Deferred tax assets                                                 -           306
                                                              ----------    ----------
     Total current assets                                         44,349        38,380
                                                              ----------    ----------
   Installment receivables, noncurrent                            10,445         7,908
   Property and equipment, net                                     2,635         2,498
   Software development costs, net                                 2,433         3,039
   Goodwill, net of accumulated amortization of $3,789
     and $3,346 in 1999 and 1998, respectively                     3,700         4,143
   Other assets                                                    1,348         1,900
   Income taxes receivable                                         1,201             -
   Deferred tax assets, noncurrent                                   300           484
                                                              ----------    ----------
     Total assets                                             $   66,411    $   58,352
                                                              ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                      $    4,084    $    6,136
   Current portion of long-term debt                               2,887         1,930
   Deferred maintenance revenue                                    8,343         9,064
   Deferred installment revenue                                    8,327         7,314
   Income taxes payable                                                -         2,057
                                                              ----------    ----------
        Total current liabilities                                 23,641        26,501
                                                              ----------    ----------
   Deferred maintenance revenue, noncurrent                        6,127         3,882
   Deferred installment revenue, noncurrent                        6,235         7,883
   Long-term debt, noncurrent                                      1,709         1,401
                                                              ----------    ----------
        Total liabilities                                         37,712        39,667
                                                              ----------    ----------
Stockholders' Equity:
   Preferred stock, $.001 par value; 2,000,000 shares
     authorized; none issued or outstanding                            -             -
   Common stock, $.001 par value; 150,000,000 authorized;             17            16
     17,139,734 and 15,973,000 shares issued and outstanding,
     respectively

   Additional paid-in capital                                     25,385        15,201
   Retained earnings                                               3,340         3,535
   Accumulated other comprehensive loss                              (43)          (67)
                                                              ----------    ----------
     Total stockholders' equity                                   28,699        18,685
                                                              ----------    ----------
        Total liabilities and stockholders' equity            $   66,411    $   58,352
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                           1999           1998           1999           1998
                                                        -----------  --------------   ---------- --------------
                                                        (unaudited)    (unaudited)    (unaudited)  (unaudited)
Revenue:
  Software licenses                                       $ 8,322         $  6,026       $ 15,052     $  9,762
  Services                                                  3,293            3,028          6,821        5,888
                                                          -------         --------       --------     --------
     Total revenue                                         11,615            9,054         21,873       15,650
                                                          -------         --------       --------     --------
Cost of revenue (exclusive of amortization and
  depreciation shown separately below except for
  amortization of software development costs):
  Software licenses                                           320              194            536          633
  Services                                                    410              526            959        1,051
                                                          -------         --------       --------     --------
     Total cost of revenue                                    730              720          1,495        1,684
                                                          -------         --------       --------     --------
Gross margin                                               10,885            8,334         20,378       13,966
                                                          -------         --------       --------     --------
Operating expenses:
  Sales and marketing                                       7,134            4,516         12,146        7,911
  General and administrative                                1,036            1,254          2,108        2,356
  Amortization and depreciation                               734              525          1,444        1,015
  Research and development                                  2,399            1,703          4,899        3,321
                                                          -------         --------       --------     --------
     Total operating expenses                              11,303            7,998         20,597       14,603
                                                          -------         --------       --------     --------
Operating (loss) income                                      (418)             336           (219)        (637)

Other expenses                                                (55)            (169)          (101)        (169)
                                                          -------         --------       --------     --------
(Loss) income from operations before benefit from
   (provision for) income taxes                              (473)             167           (320)        (806)

Benefit from (provision for) income taxes                     185             (180)           125           26
                                                          -------         --------       --------     --------
Net loss                                                  $  (288)        $    (13)      $   (195)    $   (780)
                                                          =======         ========       ========     ========
Basic and diluted net loss per share                      $ (0.02)        $  (0.00)      $  (0.01)    $  (0.06)
                                                          =======         ========       ========     ========
Basic and diluted weighted average shares outstanding      16,385           14,083         16,180       14,083
                                                          =======         ========       ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended June 30,
                                                               1999           1998
                                                            -----------    -----------
                                                            (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                                  $    (195)      $    (780)
  Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities
    Amortization and depreciation
      Property and equipment                                      556             383
      Software development costs                                  606             799
      Goodwill                                                    443             425
      Other                                                       145               -
    Allowance for doubtful accounts                                12             128
    Allowance for installment reserve                             150               -
    Deferred tax provision (benefit)                              490             (68)
  Changes in operating assets and liabilities---
    Accounts receivable and installment receivables            (2,126)             45
    Prepaid expenses and other current assets                    (946)           (492)
    Other assets                                                  407            (209)
    Income taxes receivable, net                               (3,258)              -
    Accounts payable and accrued expenses                      (2,052)           (480)
    Deferred revenue                                              889           2,286
                                                            ---------       ---------
      Net cash (used in) provided by operating activities      (4,879)          2,037
                                                            ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                            (693)           (301)
  Software development and technology purchases                     -          (1,286)
  Additional consideration for SOFTWORKS, Inc.                      -            (405)
                                                            ---------       ---------
        Net cash used in investing activities                    (693)         (1,992)
                                                            ---------       ---------
Cash flows from financing activities:
  Net borrowings from Principal Shareholder                         -              78
  Repayments of long-term debt                                 (1,113)              -
  Proceeds from long-term debt                                  2,378              28
  Net proceeds from secondary public offering                   9,204               -
  Proceeds from stock option exercises                            981               -
                                                            ---------       ---------
        Net cash provided by financing activities              11,450             106
                                                            ---------       ---------
Effect of exchange rate changes on cash and cash equivalents       24              (7)
                                                            ---------       ---------
Net increase in cash and cash equivalents                       5,902             144
Cash and cash equivalents, beginning of period                  6,003             360
                                                            ---------       ---------
Cash and cash equivalents, end of period                    $  11,905       $     504
                                                            =========       =========
Supplemental disclosure of cash flow information:
  Interest paid                                             $     595       $      17
                                                            ---------       ---------
  Income taxes paid                                         $   1,713       $      14
                                                            =========       =========

 The accompanying notes are an integral part of these consolidated statements.

                                SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1999

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the consolidated financial position, results of operations, and changes in cash flows for the periods presented have been included. Interim results of operations for the six month period ended June 30, 1999 are not necessarily indicative of operating results for the full fiscal year.


Note 2. Organization and Nature of Operations:

The Company

     SOFTWORKS, Inc. ("SOFTWORKS" or the "Company") designs, develops, markets, and supports systems management software products for enterprise computing environments primarily addressing storage management and performance. SOFTWORKS wholly owns subsidiaries in the United Kingdom, France, Brazil, Australia, Italy, Germany, and Spain that operate primarily as sales offices. SOFTWORKS was incorporated in 1977 under the state laws of Maryland and reincorporated in 1998 under the state laws of Delaware.


Secondary Offering and Form S-8

     On May 4, 1999, the Company filed Form S-8 with the Securities and Exchange Commission, covering the registration of 3,727,000 shares of the Company's common stock in connection with the Company's 1998 Long-Term Incentive Plan, as amended and the registration of 1,250,000 shares of the Company's common stock in connection with the Company's 1999 Stock Option Plan. On June 21, 1999, the Board of Directors reserved an additional 250,000 shares of common stock for issuance under the Company's 1999 Stock Option Plan.

     On June 4, 1999, the Company completed a secondary public offering of 3,500,000 shares of the Company's common stock. 1,000,000 of these shares were issued and sold by the Company resulting in net proceeds to the Company of approximately $9.2 million. The remaining 2,500,000 million were sold by certain shareholders, none of whom are officers or directors of the Company.


Voting Trust Agreement

     In conjunction with the initial public offering on August 4, 1998, shares owned by Computer Concepts Corp. (the "Principal Shareholder") were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. A former trustee, Daniel DelGiorno, Jr., is the Chief Executive Officer of the Principal Shareholder who resigned as trustee and director of the Company on April 22, 1999. The three trustees currently serving are directors of the Company who do not have a significant financial interest in the Principal Shareholder. One of the trustees is the Chairman of SOFTWORKS. The voting trust agreement will remain in effect until the earliest of: (i) the Principal Shareholder and its affiliates collectively ceasing to own 25% or more of the common stock, (ii) the acquisition by a person other than the Principal Shareholder and its affiliates of a greater percentage of the common stock than that then owned by the Principal Shareholder and its affiliates or (iii) 10 years from the date of the voting trust agreement. As of June 30, 1999, the Principal Shareholder owned 41% of the Company's common stock.


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

     As of June 30, 1999, the Principal Shareholder owned 41% of the outstanding shares of the Company. The Principal Shareholder received a going concern opinion with respect to its audited financial statements for the year ended
December 31, 1997. A going concern opinion was not rendered for 1998. Under certain circumstances, the Principal Shareholder's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain dispositions or encumbrances of assets and the payment of dividends.


Note 3.  Significant Accounting Policies

Revenue Recognition

     Revenue from the sale of perpetual and term software licenses is recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. The Company provides customers with the option to pay for license fees in one lump sum or in installments over extended periods of time, generally one to five years. Through 1998, the Company did not consider sales contracts with amounts due for periods greater than one year from delivery fixed and determinable, and accordingly, recognized such amounts as revenue when they became due. Beginning January 1, 1999, the Company considers sales contracts with amounts due for periods of 3 years or less fixed and determinable. Accordingly, the Company recognizes license revenue associated with these contracts, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when collectibility is probable. For contracts with amounts due greater than 3 years, the Company does not consider sales fixed and determinable, and accordingly, recognizes such amounts as revenue when they become due. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Maintenance and professional service revenue are classified as services revenue on the accompanying statement of operations.

     The American Institute of Certified Public Accountants (AICPA) issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which superceded Statement of Position 91-1 "Software Revenue Recognition." SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. The Company implemented SOP 97-2 for the year ended December 31, 1997. In March 1998, Statement of Position 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97- 2", amended a portion of SOP 97-2. Subsequent to the issuance of SOP 98-4 the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 97-2, the amendment contained in SOP 98-4 and the modification contained in SOP 98-9 were adopted by the Company but did not have a material effect on the Company's software revenue recognition policy for software transactions.


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


Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software development costs, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of June 30, 1999, there has been no impairment in the carrying value of long-lived assets.

Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. SFAS No. 109 requires that the net deferred tax asset is to be adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.


Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, basic loss per share includes no dilution and is based on the weighted-average number of shares of common stock outstanding during the period. Options to purchase 4,702,700 shares of common stock are not included in the computation of diluted loss per share for the three and six months ended June 30, 1999, as their effect would be anti-dilutive. As of June 30, 1998 the Company had no options outstanding to purchase shares of common stock. The following details the calculation of basic and diluted loss per share (in thousands, except income and per share data).

                                 Three months ended                       Three months ended
                                    June 30, 1999                            June 30, 1998
                           -----------------------------------     ---------------------------------
                                                  Per-Share                               Per-Share
                             Income      Shares      Amount           Income    Shares      Amount
                           -----------------------------------     ---------------------------------
Basic and diluted net
loss per share:
  Income available to
  common shareholders      $(288,000)    16,385   $  (0.02)        $ (13,000)   14,083    $ (0.00)
                           ===================================     =================================

                                  Six months ended                          Six months ended
                                   June 30, 1999                              June 30, 1998
                           -----------------------------------     ---------------------------------
                                                  Per-Share                               Per-Share
                             Income      Shares      Amount           Income    Shares      Amount
                           -----------------------------------     ---------------------------------
Basic and diluted net
loss per share:
  Income available to
  common shareholders     $(195,000)     16,180   $  (0.01)        $(780,000)   14,083    $  (0.06)
                           ===================================     =================================

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


Concentrations and Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivables. At June 30, 1999, the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition but requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

                                   Three months ending         Six months ending
                                 --------------------------------------------------
                                  June 30,     June 30,       June 30,    June 30,
                                    1999         1998           1999       1998
                                 --------------------------------------------------
                                 (unaudited)  (unaudited)    (unaudited) (unaudited)

       Revenue
         North America             $ 8,506       $ 7,022        $15,539    $12,312
         International               3,109         2,032          6,334      3,338
                                 --------------------------------------------------
            Total                  $11,615       $ 9,054        $21,873    $15,650
                                 ==================================================
       Operating Income (Loss)
         North America             $(1,338)      $   464        $(2,338)   $    80
         International                 920          (128)         2,119       (717)
                                 --------------------------------------------------
          Total                    $  (418)      $   336        $  (219)   $  (637)
                                 ==================================================
       Identifiable Assets
          North America            $53,659       $32,457        $53,659    $32,457
          International             12,752         4,235         12,752      4,235
                                 --------------------------------------------------
          Total                  $  66,411       $36,692        $66,411    $36,692
                                 ==================================================

     Revenue from unaffiliated customers is based on the location of the customer. Operating income (loss) consists of the related income (loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets are those assets used in the Company's operations in those operating segments. For the six months ended June 30, 1999, no single customer represented greater than five percent of revenues.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

     All statements  other than  statements of historical  fact included in this
Form 10-Q including, without limitation, statements under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding Softworks' financial position, business strategy and the plans and objectives of Softworks' management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to
Softworks or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of Softworks' management, as well as assumptions made by, and information currently available to, Softworks' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, fluctuations in future operating results, technological changes or difficulties, management of future growth, expansion of international operations, the risk of errors or failures in Softworks' software products, dependence on proprietary technology, competitive factors, risks associated with potential acquisitions, the ability to recruit personnel, the dependence on key personnel, and control of Softworks by the Principal Shareholder. Such statements reflect the current views of Softworks with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of Softworks. All subsequent written and oral forward-looking statements attributable to Softworks or persons acting on its behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

     Softworks develops, markets, licenses and supports storage and performance management software products. Softworks' products are designed to optimize system and application performance and the management of multi-platform storage resources in order to maximize the value of purchased hardware and software. The Company's products address these issues for organizations that employ enterprise-scale servers, OS/390, UNIX, and Microsoft(R) Windows NT(R) computing environments. The Company has over 6,400 licenses of our products in use at over 2,000 installations worldwide. Softworks' products are installed at 87% of the Fortune 100 and 60% of the Fortune 500 companies.

     Softworks' revenue consists of revenue from licensing its software products, revenue from the maintenance and support of its software products and professional services relating to information technology ("IT") consulting.
Generally, the Company is required by its license agreement to provide maintenance and enhancements during a stated maintenance period. "Maintenance" includes diagnosis and correction of errors in the current version of the product and telephone consultation to discuss general support questions. "Enhancements" include upgrades to the products as they become available and new releases of products, except for those that are sold as charged options to the Company's general customer base. Substantially all of the Company's license agreements are perpetual. Maintenance agreements are typically for a term of one year and renew automatically upon the payment by the customer of an annual maintenance fee.

     Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Deferred license revenue resulting from certain extended payment agreements is included in installment receivables and deferred installment revenue. Related sales commissions are also deferred and recognized over the period of the installment payment plan. Maintenance and support services revenue represents the ratable recognition of fees to enroll licensed products in our software maintenance and support program. Enrollment entitles the customer to product enhancements, technical support services, and ongoing compatibility with third party operating systems. Maintenance revenue also includes the ratable recognition of the bundled fees included in any extended term payment agreement. Once a product license is acquired and paid for, maintenance fees are generally incurred annually and equal 15% to 20% of the current list price of the product at the time of renewal, less any applicable discounts. Information concerning the Company's revenue recognition policy is set forth in Note 3 to the June 30, 1999 Consolidated Financial Statements included in Item 1, and is incorporated herein by reference.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain consolidated statement of operations data expressed as a percentage of total revenue.

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                    1999            1998                1999          1998
                                                 -----------     -----------        -----------    -----------
                                                 (unaudited)     (unaudited)        (unaudited)    (unaudited)
Revenue:
  Software licenses                                   71.6 %          66.6 %             68.8 %         62.4 %
  Services                                            28.4 %          33.4 %             31.2 %         37.6 %
                                                 -----------     -----------        -----------    -----------
     Total revenue                                   100.0 %         100.0 %            100.0 %        100.0 %
                                                 -----------     -----------        -----------    -----------
Cost of revenue (exclusive of amortization and
  Depreciation shown separately below except for
  Amortization of software development costs):
  Software licenses                                    2.8 %           2.1 %              2.5 %          4.1 %
  Services                                             3.5 %           5.8 %              4.4 %          6.7 %
                                                 -----------     -----------        -----------    -----------
     Total cost of revenue                             6.3 %           7.9 %              6.9 %         10.8 %
                                                 -----------     -----------        -----------    -----------
Gross margin                                          93.7 %          92.1 %             93.1 %         89.2 %
                                                 -----------     -----------        -----------    -----------
Operating expenses:
  Sales and marketing                                 61.4 %          49.9 %             55.5 %         50.5 %
  General and administrative                           8.9 %          13.9 %              9.6 %         15.1 %
  Amortization and depreciation                        6.3 %           5.8 %              6.6 %          6.5 %
  Research and development                            20.7 %          18.8 %             22.4 %         21.2 %
                                                 -----------     -----------        -----------    -----------
     Total operating expenses                         97.3 %          88.4 %             94.1 %         93.3 %
                                                 -----------     -----------        -----------    -----------
Operating     (loss) income                           (3.6 %)          3.7 %             (1.0 %)        (4.1 %)

Other expenses                                        (0.5 %)         (1.9 %)            (0.5 %)        (1.1 %)
                                                 -----------     -----------        -----------    -----------
Loss (income) from operations before benefit
   from (provision for) income taxes                  (4.1 %)          1.8 %             (1.5 %)        (5.2 %)

Benefit from (provision for) income taxes              1.6 %          (1.9 %)             0.6 %          0.2 %
                                                 -----------     -----------        -----------    -----------
Net loss                                              (2.5 %)         (0.1 %)            (0.9 %)        (5.0 %)
                                                 ===========     ===========        ===========    ===========

Three Months Ended June 30, 1999 and 1998

     Revenue. Total revenue increased 28.3% to $11.6 million for the three months ended June 30, 1999 from $9.1 million for the same period in the prior year. License revenue increased 38.1% to $8.3 million from $6.0 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the increased sales of Softworks' products resulting from continued expansion of the worldwide sales force and the introduction of Resource Availability into the storage management segment. Sales in the storage management segment accounted for 72.2% and 54.0% of total license revenue for the three months ended June 30, 1999 and 1998, respectively. License revenue from the performance management segment accounted for 25.2% and 36.4% of total license revenue for the three months ended June 30, 1999 and 1998, respectively. License revenue from the Year 2000 segment accounted for 1.6% of total license revenue for the three months ended June 30, 1999 and 7.5% for the same period in 1998. International revenue increased as a percentage of total revenue to 26.8% from 22.4% for the three months ended June 30, 1999 and 1998, respectively. In terms of absolute dollars, international revenues increased 53.0% to $3.1 million for the three months ended June 30, 1999 from $2.0 million for the same period in the prior year. This increase is primarily attributable to Softworks' expansion into Germany, commencing in January 1999.

     Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 8.8% to $3.3 million for the three months ended June 30, 1999 from $3.0 million for the same period in the prior year. This increase is attributable to overall growth in license revenue and renewals of maintenance contracts by the installed customer base.

     Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue increased 64.9% to $320,000, or 2.8% of total revenue for the three months ended June 30, 1999 from $194,000, or 2.1% of total revenue for the same period in 1998. This increase was primarily attributable to an increase in amortization of software development costs resulting from the capitalization of software development costs during 1998. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue decreased 22.1% to $410,000, or 3.5% of total revenue for the three months ended June 30, 1999 from $526,000, or 5.8% of total revenue for the same period in the prior year. This decrease is primarily attributable to a decline in professional service expenses during the period.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for Softworks' direct sales organization and marketing staff. Sales and marketing expenses increased 58.0% to $7.1 million from $4.5 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of revenue, sales and marketing expenses increased to 61.4% for the three months ended June 30, 1999 from 49.9% for the same period in the prior year. This increase was attributable primarily to increased commission expenses resulting from increased sales and to increased sales overhead costs resulting from growth in Softworks' sales organization, including five new offices that opened since June 30, 1998.

     General and Administrative Expense. General and administrative expenses include the costs of corporate operations, legal, finance and accounting, human resources and other general operations. General and administrative expenses decreased 17.4% to $1.0 million from $1.3 million for the three months ending June 30, 1999 and 1998. As a percentage of revenue, general and administrative expenses decreased to 8.9% for the three months ending June 30, 1999 from 13.9% for the same period in the prior year. Although general and administrative expenses decreased, management expects them to increase in absolute dollars in the future to support the Company's growth.

     Amortization and Depreciation Expense. Amortization and depreciation expenses increased 39.8% to $734,000 from $525,000 for the three months ended
June 30, 1999 and 1998, respectively. This increase is primarily due to purchases of equipment since June 30, 1998.

     Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in Softworks' research and development efforts, as well as support for research and development, including Softworks' data center operations. Research and development increased 40.9% to $2.4 million or 20.7% of revenue for the three months ended June 30, 1999 from $1.7 million or 18.8% of revenue for the same period in the prior year. The increase is primarily attributable to the capitalization of $466,000 of certain software development costs associated with multiplatform products during the three months ended June 30, 1998.


Six Months Ended June 30, 1999 and 1998

     Revenue. Total revenue increased 39.8% to $21.9 million for the six months ended June 30, 1999 from $15.7 million for the same period in the prior year. License revenue increased 54.2% to $15.1 million from $9.8 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to the increased sales of Softworks' products resulting from continued
expansion of the worldwide sales force and the introduction of Resource Availability into the storage management segment. Sales in the storage management segment accounted for 73.0% and 55.4% of total license revenue for the six months ended June 30, 1999 and 1998, respectively. License revenue from the performance management segment accounted for 24.1% and 35.4% of total license revenue for the six months ended June 30, 1999 and 1998, respectively. License revenue from the Year 2000 segment accounted for 1.5% of total license revenue for the six months ended June 30, 1999 and 6.4% for the same period in 1998. International revenue increased as a percentage of total revenue to 29.0% from 21.3% for the six months ended June 30, 1999 and 1998, respectively. In terms of absolute dollars, international revenues increased 90.0% to $6.3 million for the six months ended June 30, 1999 from $3.3 million for the same period in the prior year. This increase is primarily attributable to Softworks' expansion into Germany.

     Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 15.8% to $6.8 million for the six months ended June 30, 1999 from $5.9 million for the same period in the prior year. This increase is attributable to overall growth in license revenue and renewals of maintenance contracts by the installed customer base.

     Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue decreased 15.3% to $536,000, or 2.5% of total revenue for the six months ended June 30, 1999 from $633,000, or 4.1% for the same period in 1998. This decrease was primarily attributable to the termination of certain royalty agreements, offset in part by increased amortization of software development costs that were capitalized subsequent to June 30, 1998. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue decreased 8.8% to $959,000, or 4.4% of total revenue for the six months ended June 30, 1999 from $1.1 million, or 6.7% of total revenue for the same period in the prior year. This decrease is primarily attributable to a decline in professional service expenses in 1999.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for Softworks' direct sales organization and marketing staff. Sales and marketing expenses increased 53.5% to $12.1 million from $7.9 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of revenue, sales and marketing expenses increased to 55.5% for the six months ended June 30, 1999 from 50.5% for the same period in the prior year. This increase was attributable primarily to increased commission expenses resulting from increased sales and to increased sales overhead costs resulting from growth in Softworks' sales organization, including five new offices that opened subsequent to June 30, 1998.

     General and Administrative Expense. General and administrative expenses include the costs of corporate operations, legal, finance and accounting, human resources and other general operations. General and administrative expenses decreased 10.5% to $2.1 million from $2.4 million for the six months ending June 30, 1999 and 1998. As a percentage of revenue, general and administrative expenses decreased to 9.6% for the six months ending June 30, 1999 from 15.1% for the same period in the prior year. Although general and administrative expenses decreased, management expects them to increase in absolute dollars in the future to support the Company's growth.

     Amortization and Depreciation Expense. Amortization and depreciation expenses increased 42.3% to $1.4 million from $1.0 million for the six months ended June 30, 1999 and 1998, respectively. This increase is primarily due to purchases of equipment subsequent to June 30, 1998.

     Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in Softworks' research and development efforts, as well as support for research and development, including Softworks' data center operations. Research and development increased 47.5% to $4.9 million or 22.4% of revenue for the six months ended June 30, 1999 from $3.3 million or 21.2% of revenue for the same period in the prior year. The amount of the increase is primarily attributable to the capitalization of $854,000 of certain software development costs associated with multiplatform products during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Softworks has funded its operations through cash generated from operations, external financing and proceeds from its initial public offering on August 4, 1998 and its secondary public offering on June 4, 1999. Softworks had cash and cash equivalents of $11.9 million and $6.0 million at June 30, 1999 and December 31, 1998, respectively.

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

     Net cash used in operating activities was $4.9 million for the six months ended June 30, 1999, as compared with net cash provided by operating activities of $2.0 million for the same period in the prior year. This decrease is primarily a result of the increase in income taxes paid and the growth in accounts receivable and installment receivables. The Company paid income taxes of $1.7 million during the six months ended June 30, 1999. During the same period in 1998, the Company reported its financial results on a consolidated basis with its former parent, and did not file separate tax returns.

     Softworks' investing activities primarily include expenditures for fixed assets in support of Softworks' product development activities and infrastructure. Net cash used in investing activities decreased 65.2% to $693,000 for the six months ended June 30, 1999 from $2.0 million for the same period in the prior year. The decrease was primarily a result of costs incurred in the six month period ended June 30, 1998 for software development and technology purchases and additional contingent consideration paid to two former stockholders in connection with the acquisition of Softworks by the Principal Shareholder, offset in part by increased purchases of property and equipment during the six month period ended June 30, 1999.

     For the six months ended June 30, 1999 and 1998, net cash provided by financing activities was $11.5 million and $106,000, respectively. The increase in cash provided by financing activities was primarily a result of proceeds received from the Company's secondary public offering. The secondary public offering provided the Company with approximately $9.2 million in net proceeds.

     Softworks' principal commitments as of June 30, 1999 consisted primarily of
(i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements, (iii) a software licensing and distribution agreement, and (iv) long-term debt arising from a line of credit.

     Softworks' current cash and cash equivalent balances, and cash flow from its operations are expected to be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months. However, there can be no assurance that Softworks will have sufficient capital to finance potential acquisitions or other growth oriented activities, which could require Softworks to incur additional debt or obtain other financing.

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

     Assessment. The Year 2000 problem could affect computers, software, and other equipment which SOFTWORKS uses, operates, or maintains. Accordingly, SOFTWORKS has reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 compliant. SOFTWORKS presently believes that its computer systems are Year 2000 compliant. However, while the estimated cost of these efforts is not expected to be material to its overall financial position, or any year's results of operations, there can be no assurance to this effect. SOFTWORKS has obtained certification of its processes to assess Year 2000 problems from the Information Technology Association of America (ITAA). Because its business involves software development, SOFTWORKS has not sought further verification or validation by independent third parties of its corrections of Year 2000 problems.

     Software Sold to Consumers. SOFTWORKS believes that it has substantially identified and resolved all potential Year 2000 problems with the software products it develops and markets. However, it also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting its software products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under its control.

     SOFTWORKS recognizes the significance of the Year 2000 issue as it relates to its internal systems, including IT and non-IT systems. To that extent SOFWORKS has achieved the following:

     Internal Information Technology Infrastructure. SOFTWORKS believes that it has identified, modified, upgraded, or replaced substantially all of the major computers, software applications, and related equipment used in connection with its internal operations in order to minimize the possibility of a material disruption to its business. While most of the upgrades were planned as part of a general enchancement to its infrastructure, the timing of the upgrades also result in Year 2000 compliance.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. SOFTWORKS has assessed and remediated the effect of the Year 2000 problem on its office and facilities equipment under its control, and the total costs associated with completing the required modifications, upgrades, or replacements of these internal systems were not material.

     Suppliers. SOFTWORKS has initiated communications, including surveys, with business critical third party suppliers of the major computers, software, and other equipment which it uses, operates, or maintains to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. SOFTWORKS has received vendor certification that all of its business critical information technology systems, including internal communications systems, accounting and finance systems, customer service systems, and sales and marketing tracking systems, are Year 2000 compliant. Accordingly, SOFTWORKS does not anticipate any significant Year 2000 problems with these systems; however, it cannot ensure that these suppliers will resolve any or all of their Year 2000 problems with these systems before the occurrence of a material disruption to its business or that of its customers. SOFTWORKS believes that its primary exposure is presently with respect to public utilities and telecommunications suppliers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on SOFTWORKS' business, financial condition, and results of operation.

     Additionally, SOFTWORKS has initiated communications, including surveys, with all other vendors or businesses that supply any service to SOFTWORKS. While it has limited or no control over responses to its inquiries and the actions of these third party suppliers, SOFTWORKS does not view this category of services to be business critical and in the event of a Year 2000 problem with a particular vendor, believes that those goods or services could easily be obtained from other sources.

     Banking Relationships. SOFTWORKS has confined its banking relationships to top tier finanical institutions around the world who have represented that their respective systems are Year 2000 compliant. Any failure of these banks to resolve Year 2000 problems with their systems in a timely manner would result in financial inconvenience and, depending upon the duration of the failure, could have a material adverse effect on SOFTWORKS' financial condition and results of operation.

     Most Likely Consequences of Year 2000 Problems. SOFTWORKS believes that it has identified all Year 2000 problems that could materially adversely affect its business operations. However, it does not believe that it is possible to determine with complete certainty that all Year 2000 problems which affect it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem- related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. In addition, SOFTWORKS is unable to determine with any degree of certainty the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues. As a result, SOFTWORKS expects that it could likely experience a significant number of operational inconveniences and inefficiencies that may divert management's time and attention and its financial and human resources from its ordinary business activities. In addition, SOFTWORKS may experience a lesser number of serious system failures that may require significant efforts by it or its customers to prevent or alleviate material business disruptions.

     Contingency Plans. SOFTWORKS has developed contingency plans to be implemented in the event of any Year 2000 problems affecting its internal systems. Depending on the systems affected, these plans could include the use of company owned cellular telephones, conducting business from alternate company locations, accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, and possible increased work hours for its personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems that arise or to provide manual workarounds for information systems, and similar approaches. Should SOFTWORKS be required to implement any of these contingency plans, it could have a material adverse effect on its financial condition and results of operations.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  Exhibits

     Exhibit Number            Description
     ---------------------------------------------------------------------------
     3.1   Certificate of Incorporation of Registrant*
     3.2   By-Laws of Registrant*
     4.1   Specimen Common Stock Certificate*
     10.1 Lease Agreement dated June 14, 1994 between Registrant and WHT Real Estate Limited Partnership*
     10.2  First Amendment to Lease Agreement*
     10.3  Second Amendment to Lease Agreement*
     10.4  1998 Long Term Incentive Plan*
     10.5  Employment Agreement between the Registrant and James Cannavino*
     10.6  Employment Agreement between the Registrant and C.R. Kinsey, III*
     10.7  Employment Agreement between the Registrant and Judy G. Carter*
     10.8  Employment Agreement between the Registrant and Lisa Welch*
     10.9  Employment Agreement between the Registrant and Joseph Miksch*
     10.10 Employment Agreement between the Registrant and Robert McLaughlin*
     10.11 Form of  Indemnification   Agreement  between  the  Company  and  its
           officers and directors*
     10.12 Distribution Agreement dated July 8, 1997 between the Registrant and Cognizant Technology Solutions Corporation*
     10.13 1998 Long-term Incentive Plan, as amended **
     10.14 1999 Stock Option Plan, as amended
     27    Financial Data Schedule

*    Incorporated by reference to Registration Statement No.  333-53939.
**   Incorporated by reference to Form S-8 Registration Statement No. 333-77747.

(b)  Reports on Form 8-K None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Softworks, Inc.


Date: August 11, 1999            By:  /s/  Judy G. Carter
                                 -------------------------------------
                                 Judy G. Carter
                                 President, Chief Executive Officer and Director




Date: August 11, 1999            By:  /s/  Robert C. McLaughlin
                                 -------------------------------------
                                 Robert C. McLaughlin
                                 Treasurer and Chief Financial Officer