Form 10-Q
period 1999-09-30
SOFTWORKS INC
filed 1999-11-12
CIK 1062621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date.



                                        NUMBER OF SHARES OUTSTANDING ON
       TITLE OF CLASS                         September 30, 1999
       --------------                         ------------------
Common Stock, $.001 par value                     16,896,109

                                 SOFTWORKS, INC.
           Form 10-Q for the Quarterly Period Ended September 30, 1999
                                Table of Contents


                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION

 ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998   3

  Consolidated Statements of Operations for the three and nine months ended    4
   September 30, 1999 and 1998

  Consolidated  Statements  of Cash  Flows  for the  three  and nine           5
   months ended September 30, 1999 and 1998

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        SOFTWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                              September 30,  December 31,
                                                                   1999          1998
                                                              -------------  ------------
                                                                (unaudited)
                    ASSETS
Current Assets:
   Cash and cash equivalents                                      $ 13,613      $  6,003
   Accounts receivable, net of allowance for doubtful accounts
     of $355 and $289 in 1999 and 1998, respectively                11,233        14,316
   Installment receivables, net of allowance for installment
     reserve of $150 and $0 in 1999 and 1998, respectively          16,937        16,406
   Prepaid expenses and other current assets                         2,194         1,349
   Deferred tax assets                                                   -           306
                                                                  --------      --------
     Total current assets                                           43,977        38,380
                                                                  --------      --------
   Installment receivables, noncurrent                              13,947         7,908
   Property and equipment, net                                       2,450         2,498
   Software development costs, net                                   2,137         3,039
   Goodwill, net of accumulated amortization of $4,011
     and $3,346 in 1999 and 1998, respectively                       3,478         4,143
   Other assets                                                      1,139         1,900
   Income taxes receivable                                             253             -
   Deferred tax assets, noncurrent                                     500           484
                                                                  --------      --------
     Total assets                                                 $ 67,881      $ 58,352
                                                                  ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                          $  4,762      $  6,136
   Current portion of long-term debt                                 3,075         1,930
   Deferred maintenance revenue                                      9,754         9,064
   Deferred installment revenue                                      6,429         7,314
   Income taxes payable                                                  -         2,057
                                                                  --------      --------
        Total current liabilities                                   24,020        26,501
                                                                  --------      --------
   Deferred maintenance revenue, noncurrent                          7,958         3,882
   Deferred installment revenue, noncurrent                          6,158         7,883
   Long-term debt, noncurrent                                        1,479         1,401
                                                                  --------      --------
        Total liabilities                                           39,615        39,667
                                                                  --------      --------
Stockholders' Equity:
   Preferred stock, $.001 par value; 2,000,000 shares authorized;
      none issued or outstanding                                         -             -
   Common stock, $.001 par value; 50,000,000 and 150,000,000,           17            16
      respectively; 16,896,109 and 15,973,000 shares issued and
      outstanding, respectively
   Common stock in treasury, at cost   245,000 shares in 1999       (1,686)            -

   Additional paid-in capital                                       25,395        15,201
   Retained earnings                                                 4,481         3,535
   Accumulated other comprehensive income (loss)                        59           (67)
                                                                  --------      --------
      Total stockholders' equity                                    28,266        18,685
                                                                  --------      --------
         Total liabilities and stockholders' equity               $ 67,881      $ 58,352
                                                                  ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                   1999                1998              1999               1998
                                                (unaudited)         (unaudited)       (unaudited)        (unaudited)
                                                -----------         ----------        -----------        -----------
Revenue:
  Software licenses                                $ 11,303            $  8,172         $  26,355         $ 17,934
  Services                                            3,601               3,075            10,422            8,963
                                                   --------            --------         ---------         --------
     Total revenue                                   14,904              11,247            36,777           26,897
                                                   --------            --------         ---------         --------
Cost of revenue (exclusive of amortization and
   depreciation shown separately below except for
   amortization of software development costs):
   Software licenses                                    384                 426               920            1,059
   Services                                             369                 604             1,328            1,655
                                                   --------            --------         ---------         --------
      Total cost of revenue                             753               1,030             2,248            2,714
                                                   --------            --------         ---------         --------
Gross margin                                         14,151              10,217            34,529           24,183
                                                   --------            --------         ---------         --------

Operating expenses:
  Sales and marketing                                 8,208               5,181            20,354           13,092
  General and administrative                            998               1,087             3,106            3,443
  Amortization and depreciation                         708                 616             2,152            1,631
  Research and development                            2,233               2,165             7,132            5,486
                                                   --------            --------         ---------         --------
      Total operating expenses                       12,147               9,049            32,744           23,652
                                                   --------            --------         ---------         --------
Operating income                                      2,004               1,168             1,785              531

Other expenses                                         (133)                (84)             (234)            (253)
                                                   --------            --------         ---------         --------
Income from operations before provision for
   income taxes                                       1,871               1,084             1,551              278

Provision for income taxes                             (730)               (547)             (605)            (521)
                                                   --------            --------         ---------         --------
Net income (loss)                                  $  1,141            $    537         $     946         $   (243)
                                                   ========            ========         =========         ========
Basic net income (loss) per share                  $   0.07            $   0.04         $    0.06         $  (0.02)
                                                   ========            ========         =========         ========
Diluted net income (loss) per share                $   0.07            $   0.04         $    0.06         $  (0.02)
                                                   ========            ========         =========         ========

Basic weighted average shares outstanding            17,050              15,275            16,474           14,485
                                                   ========            ========         =========         ========
Diluted weighted average shares outstanding          17,154              15,275            17,112           14,485
                                                   ========            ========         =========         ========

 The accompanying notes are an integral part of these consolidated statements.

                        SOFTWORKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Nine Months Ended September 30,
                                                             1999            1998
                                                        --------------- ---------------
                                                          (unaudited)     (unaudited)
Cash flows from operating activities:
   Net income (loss)                                       $    946        $   (243)
   Adjustments to reconcile net income (loss) to net cash
     Provided by operating activities
     Amortization and depreciation
       Property and equipment                                   859             589
       Software development costs                               902           1,172
       Goodwill                                                 665             647
       Other                                                    218               -
     Allowance for doubtful accounts                             66             159
     Allowance for installment reserve                          150               -
     Deferred taxes                                             290             289
   Changes in operating assets and liabilities---
     Accounts receivable and installment receivables         (3,703)         (3,938)
     Prepaid expenses and other current assets                 (845)           (422)
     Other assets                                               543            (322)
     Income taxes                                            (2,310)            356
     Accounts payable and accrued expenses                   (1,374)           (497)
     Deferred revenue                                         2,156           3,308
                                                           --------      ----------
       Net cash (used in) provided by operating activities   (1,437)          1,098
                                                           --------      ----------
Cash flows from investing activities:
   Purchases of property and equipment                         (811)           (564)
   Software development and technology purchases                  -          (1,286)
   Additional consideration for SOFTWORKS, Inc.
       Acquisition                                                -            (408)
                                                           --------      ----------
       Net cash used in investing activities                   (811)         (2,258)
                                                           --------      ----------
Cash flows from financing activities:
   Net borrowings from Principal Shareholder                      -          (2,177)
   Repayments of long-term debt                              (1,239)              -
   Proceeds from long-term debt                               2,462              49
   Net proceeds from secondary public offering                9,204               -
   Net proceeds from initial public offering                      -           9,654
   Purchase of Treasury Stock                                (1,686)
   Proceeds from stock option exercises                         991               -
                                                           --------      ----------
       Net cash provided by financing activities              9,732           7,526
                                                           --------      ----------
Effect of exchange rate changes on cash and cash
 equivalents                                                    126             (22)
                                                           --------      ----------
Net increase in cash and cash equivalents                     7,610           6,344
Cash and cash equivalents, beginning of period                6,003             360
                                                           --------      ----------

Cash and cash equivalents, end of period                   $ 13,613      $    6,704
                                                           ========      ==========
Supplemental disclosure of cash flow information:
  Interest paid                                            $  1,000      $       21
                                                           --------      ----------
  Income taxes paid                                        $  1,715      $       14
                                                           ========      ==========

 The accompanying notes are an integral part of these consolidated statements.

                                 SOFTWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999


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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring entries) necessary for the fair presentation of the consolidated financial position, results of operations, and changes in cash flows for the periods presented have been included. Interim results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of operating results for the full fiscal year.


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



Stock Repurchase

     On August 9, 1999, the Company's Board of Directors authorized the repurchase of up to 2 million shares of SOFTWORKS, Inc. common stock. Through September 30, 1999, the Company has repurchased 245,000 shares of common stock at an average price of $6.88 per share.


Voting Trust Agreement

     In conjunction with the initial public offering on August 4, 1998, shares owned by Computer Concepts Corp. (the "Principal Shareholder") were deposited in a voting trust. The voting power of the shares deposited in the trust is held by three trustees who are members of the Board of Directors of SOFTWORKS. A former trustee, Daniel DelGiorno, Jr., is the Chief Executive Officer of the Principal Shareholder who resigned as trustee and director of the Company on April 22, 1999. The three trustees currently serving are directors of the Company who do not have a significant financial interest in the Principal Shareholder. One of the trustees is the Chairman of SOFTWORKS. The voting trust agreement will remain in effect until the earliest of: (i) the Principal Shareholder and its affiliates collectively ceasing to own 25% or more of the common stock, (ii) the acquisition by a person other than the Principal Shareholder and its affiliates of a greater percentage of the common stock than that then owned by the Principal Shareholder and its affiliates or (iii) 10 years from the date of the voting trust agreement. As of September 30, 1999, the Principal Shareholder owned 39% of the Company's common stock.


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

     As of September 30, 1999, the Principal Shareholder owned 39% of the outstanding shares of the Company. The Principal Shareholder received a going concern opinion with respect to its audited financial statements for the year ended December 31, 1997. A going concern opinion was not rendered for 1998. Under certain circumstances, the Principal Shareholder's financial condition may influence its decisions as the controlling stockholder of the Company. The voting trust agreement noted above gives the majority of trustees control over significant corporate actions, including certain dispositions or encumbrances of assets and the payment of dividends.


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


Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software development costs, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of September 30, 1999, there has been no impairment in the carrying value of long-lived assets.

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


Basic and Diluted Net Loss Per Share

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and has been implemented for all periods presented. SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic net income (loss) per share and diluted net income (loss) per share can be reconciled as indicated below (in thousands, except income and per share data):

                                                 Three months ended               Three months ended
                                                 September 30, 1999               September 30, 1998
                                             ----------------------------    ------------------------------
                                                                Per-Share                         Per-Share
                                             Income    Shares     Amount     Income      Shares     Amount
                                             ----------------------------    ------------------------------
Basic net income per share:
  Income available to common shareholders  $1,141,000  17,050    $ 0.07    $ 537,000     15,275    $ 0.04
Effect of dilutive options                                104                                -
                                           ------------------------------  --------------------------------
Diluted net income per share:
  Income available to common shareholders  $1,141,000  17,154    $ 0.07    $ 537,000     15,275    $ 0.04
                                           ==============================  ================================

                                                 Nine months ended               Nine months ended
                                                 September 30, 1999             September 30, 1998
                                             ----------------------------    ------------------------------
                                                                Per-Share                         Per-Share
                                             Income    Shares     Amount     Income      Shares     Amount
                                             ----------------------------    ------------------------------
Basic net income (loss) per share:
  Income available to common shareholders  $  946,000  16,474    $ 0.06    $(243,000)    14,485    $(0.02)
Effect of dilutive options                                638                                 -
                                           ------------------------------  --------------------------------
Diluted net income (loss) per share:
  Income available to common shareholders  $  946,000  17,112   $  0.06    $(243,000)    14,485    $(0.02)
                                           ==============================  ================================

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


Concentrations and Fair Value of Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade accounts receivables. At September 30, 1999, the Company's cash investments are held at various financial institutions, which limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivables are limited due to the large number of customers comprising the Company's revenue base and their dispersion across different industries and geographic areas. The Company performs ongoing credit evaluations of its customers' financial condition but requires no collateral from its customers. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

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

                                Three months ending           Nine months ending
                              -----------------------------------------------------
                              September     September       September    September
                              30, 1999       30, 1998       30, 1999     30, 1998
                              -----------------------------------------------------
                             (unaudited)    (unaudited)    (unaudited)   (unaudited)

Revenue
  North America               $ 12,140       $  8,827       $ 27,679      $ 21,139
  International                  2,764          2,420          9,098         5,758
                              -----------------------------------------------------
      Total                   $ 14,904       $ 11,247       $ 36,777      $ 26,897
                              =====================================================
Operating Income (Loss)
  North America               $  1,869       $  1,395       $   (469)     $  1,475
  International                    135           (227)         2,254          (944)
                              -----------------------------------------------------
      Total                   $  2,004       $  1,168       $  1,785      $    531
                              =====================================================
Identifiable Assets
  North America               $ 53,976       $ 39,478       $ 53,976      $ 39,478
  International                 13,905          6,517         13,905         6,517
                              -----------------------------------------------------
      Total                   $ 67,881       $ 45,995       $ 67,881      $ 45,995
                              =====================================================

     Revenue from unaffiliated customers is based on the location of the customer. Operating income (loss) consists of the related income (loss) of the Company's subsidiaries based upon the location of their respective operations. Identifiable assets are those assets used in the Company's operations in those operating segments. For the nine months ended September 30, 1999, no single customer represented greater than five percent of revenues.

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


OVERVIEW

     SOFTWORKS develops, markets, licenses and supports storage and performance management software products. SOFTWORKS' products are designed to optimize system and application performance and the management of multi-platform storage resources in order to maximize the value of purchased hardware and software. The Company's products address these issues for organizations that employ enterprise-scale servers, OS/390, UNIX, and Microsoft Windows NT computing environments. The Company has over 6,700 licenses of our products in use at over 2,000 installations worldwide. SOFTWORKS' products are installed at 88% of the Fortune 100 and 55% of the Fortune 500 companies.

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

     Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. Revenue from professional services is recognized as the services are performed. Deferred license revenue resulting from certain extended payment agreements is included in installment receivables and deferred installment revenue. Related sales commissions are also deferred and recognized over the period of the installment payment plan. Maintenance and support services revenue represents the ratable recognition of fees to enroll licensed products in our software maintenance and support program. Enrollment entitles the customer to product enhancements, technical support services, and ongoing compatibility with third party operating systems. Maintenance revenue also includes the ratable recognition of the bundled fees included in any extended term payment agreement. Once a product license is acquired and paid for, maintenance fees are generally incurred annually and equal 15% to 20% of the current list price of the product at the time of renewal, less any applicable discounts. Information concerning the Company's revenue recognition policy is set forth in Note 3 to the September 30, 1999 Consolidated Financial Statements included in Item 1, and is incorporated herein by reference.

RESULTS OF OPERATIONS

     The  following  table  sets  forth  for  the  periods   indicated   certain
consolidated statement of operations data expressed as a percentage of total revenue.

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                      1999              1998               1999              1998
                                                  -----------        -----------       -----------        -----------
                                                  (unaudited)        (unaudited)       (unaudited)        (unaudited)
Revenue:
  Software licenses                                    75.8%             72.7%             71.7%             66.7%
  Services                                             24.2%             27.3%             28.3%             33.3%
                                                  -----------        -----------       -----------        -----------
     Total revenue                                    100.0%            100.0%            100.0%            100.0%
                                                  -----------        -----------       -----------        -----------
Cost of revenue (exclusive of amortization and
  Depreciation shown separately below except for
  Amortization of software development costs):
  Software licenses                                     2.6%              3.8%              2.5%              3.9%
  Services                                              2.5%              5.4%              3.6%              6.2%
                                                  -----------        -----------       -----------        -----------
     Total cost of revenue                              5.1%              9.2%              6.1%             10.1%
                                                  -----------        -----------       -----------        -----------
Gross margin                                           94.9%             90.8%             93.9%             89.9%
                                                  -----------        -----------       -----------        -----------
Operating expenses:
  Sales and marketing                                  55.1%             46.1%             55.3%             48.7%
  General and administrative                            6.7%              9.6%              8.4%             12.8%
  Amortization and depreciation                         4.7%              5.5%              5.9%              6.1%
  Research and development                             15.0%             19.3%             19.4%             20.3%
                                                  -----------        -----------       -----------        -----------
     Total operating expenses                          81.5%             80.5%             89.0%             87.9%
                                                  -----------        -----------       -----------        -----------
Operating income                                       13.4%             10.3%              4.9%              2.0%

Other expenses                                         (0.8%)            (0.7%)            (0.7%)            (1.0%)
                                                  -----------        -----------       -----------        -----------
Income from operations before provision for
   income taxes                                        12.6%              9.6%              4.2%              1.0%

Provision for income taxes                             (4.9%)            (4.8%)            (1.6%)            (1.9%)
                                                  -----------        -----------       -----------        -----------
Net income (loss)                                       7.7%              4.8%              2.6%             (0.9%)
                                                  ==========         ===========       ===========        ===========

Three Months Ended September 30, 1999 and 1998

     Revenue. Total revenue increased 32.5% to $14.9 million for the three months ended September 30, 1999 from $11.2 million for the same period in the prior year. License revenue increased 38.3% to $11.3 million from $8.2 million for the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to the increased sales of SOFTWORKS' products in North America resulting from an increase in average contract price. International revenue decreased as a percentage of total revenue to 18.5% from 21.5% for the three months ended September 30, 1999 and 1998, respectively. In terms of absolute dollars, international revenues increased 14.2% to $2.8 million for the three months ended September 30, 1999 from $2.4 million for the same period in the prior year. This increase is primarily attributable to SOFTWORKS' expansion into Germany, commencing in January 1999.

     Sales in the storage management segment accounted for 63.5% and 61.6% of total license revenue for the three months ended September 30, 1999 and 1998, respectively. License revenue from the performance management segment accounted for 32.4% and 30.1% of total license revenue for the three months ended September 30, 1999 and 1998, respectively. License revenue from the Year 2000 segment accounted for 1.2% of total license revenue for the three months ended September 30, 1999 and 3.4% for the same period in 1998.

     Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 17.1% to $3.6 million for the three months ended September 30, 1999 from $3.1 million for the same period in the prior year. This increase is attributable to overall growth in, and renewals of, maintenance contracts by the installed customer base.

     Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue decreased 9.9% to $384,000, or 2.6% of total revenue for the three months ended September 30, 1999 from $426,000, or 3.8% of total revenue for the same period in 1998. This decrease was primarily attributable to the termination of certain royalty agreements, offset in part by increased amortization of software development costs that were capitalized subsequent to September 30, 1998. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue decreased 38.9% to $369,000, or 2.5% of total revenue for the three months ended September 30, 1999 from $604,000, or 5.4% of total revenue for the same period in the prior year. This decrease is primarily attributable to a decline in certain professional service expenses during the period.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for SOFTWORKS' direct sales organization and marketing staff. Sales and marketing expenses increased 58.4% to $8.2 million from $5.2 million for the three months ended September 30, 1999 and 1998, respectively. As a percentage of revenue, sales and marketing expenses increased to 55.1% for the three months ended September 30, 1999 from 46.1% for the same period in the prior year. This increase was attributable primarily to increased commission expenses resulting from increased sales and to increased sales overhead costs resulting from growth in SOFTWORKS' sales organization, including five new offices that opened since September 30, 1998.

     General and Administrative Expense. General and administrative expenses include the costs of corporate operations, legal, finance and accounting, human resources and other general operations. General and administrative expenses decreased 8.2% to $998,000 from $1.1 million for the three months ending September 30, 1999 and 1998, respectively. As a percentage of revenue, general and administrative expenses decreased to 6.7% for the three months ending September 30, 1999 from 9.6% for the same period in the prior year. Although general and administrative expenses decreased, management expects them to increase in the future to support the Company's growth.

     Amortization and Depreciation Expense. Amortization and depreciation expenses increased 14.9% to $708,000 from $616,000 for the three months ended September 30, 1999 and 1998, respectively. This increase is primarily due to purchases of equipment for SOFTWORKS' data center operations since September 30, 1998.

     Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in SOFTWORKS' research and development efforts, as well as support for research and development, including SOFTWORKS' data center operations. Research and development expenses were $2.2 million for the three months ended September 30, 1999 and 1998. As a percentage of revenue, research and development expenses decreased to 15.0% for the three months ended September 30, 1999 from 19.3% for the same period in the prior year.


Nine Months Ended September 30, 1999 and 1998

     Revenue. Total revenue increased 36.7% to $36.8 million for the nine months ended September 30, 1999 from $26.9 million for the same period in the prior year. License revenue increased 47.0% to $26.4 million from $17.9 million for the nine months ended September 30, 1999 and 1998, respectively. The increase was primarily due to the increased sales of SOFTWORKS' products in North America resulting from an increase in average contract price. International revenue increased as a percentage of total revenue to 24.7% from 21.4% for the nine months ended September 30, 1999 and 1998, respectively. In terms of absolute dollars, international revenues increased 58% to $9.1 million for the nine months ended September 30, 1999 from $5.8 million for the same period in the prior year. This increase is primarily attributable to SOFTWORKS' expansion into Germany.

     Sales in the storage management segment accounted for 68.9% and 58.0% of total license revenue for the nine months ended September 30, 1999 and 1998, respectively. License revenue from the performance management segment accounted for 28.0% and 32.6% of total license revenue for the nine months ended September 30, 1999 and 1998, respectively. License revenue from the Year 2000 segment accounted for 1.2% of total license revenue for the nine months ended September 30, 1999 and 4.8% for the same period in 1998.

     Services revenue, comprised of maintenance revenue and to a lesser extent, revenue from professional services, increased 16.3% to $10.4 million for the nine months ended September 30, 1999 from $9.0 million for the same period in the prior year. This increase is attributable to overall growth in, and renewals of, maintenance contracts by the installed customer base.

     Cost of Revenue. Cost of software license revenue includes royalties paid to Company developers and to a third party under a licensing agreement, amortization of capitalized software development costs and costs of shipping and fulfillment. Cost of software license revenue decreased 13.1% to $920,000, or 2.5% of total revenue for the nine months ended September 30, 1999 from $1.1 million, or 3.9% for the same period in 1998. This decrease was primarily attributable to the termination of certain royalty agreements, offset in part by increased amortization of software development costs that were capitalized subsequent to September 30, 1998. Costs of services revenue is comprised of costs of maintenance and to a lesser extent, costs of professional services. Cost of services revenue decreased 19.8% to $1.3 million, or 3.6% of total revenue for the nine months ended September 30, 1999 from $1.7 million, or 6.2% of total revenue for the same period in the prior year. This decrease is primarily attributable to a decline in certain professional service expenses in 1999.

     Sales and Marketing Expense. Sales and marketing expenses include salaries and related costs, commissions, travel, facilities, communications costs and promotional expenses for SOFTWORKS' direct sales organization and marketing staff. Sales and marketing expenses increased 55.5% to $20.4 million from $13.1 million for the nine months ended September 30, 1999 and 1998, respectively. As a percentage of revenue, sales and marketing expenses increased to 55.3% for the nine months ended September 30, 1999 from 48.7% for the same period in the prior year. This increase was attributable primarily to increased commission expenses resulting from increased sales and to increased sales overhead costs resulting from growth in SOFTWORKS' sales organization, including five new offices that opened subsequent to September 30, 1998.

     General and Administrative Expense. General and administrative expenses include the costs of corporate operations, legal, finance and accounting, human resources and other general operations. General and administrative expenses decreased 9.8% to $3.1 million from $3.4 million for the nine months ending
September 30, 1999 and 1998. As a percentage of revenue, general and administrative expenses decreased to 8.4% for the nine months ending September 30, 1999 from 12.8% for the same period in the prior year. Although general and administrative expenses decreased, management expects them to increase in absolute dollars in the future to support the Company's growth.

     Amortization and Depreciation Expense. Amortization and depreciation expenses increased 31.9% to $2.2 million from $1.6 million for the nine months ended September 30, 1999 and 1998, respectively. This increase is primarily due to purchases of equipment subsequent to September 30, 1998.

     Research and Development Expense. Research and development expenses include salaries and related costs for software developers, quality assurance and documentation personnel involved in SOFTWORKS' research and development efforts, as well as support for research and development, including SOFTWORKS' data center operations. Research and development increased 30.0% to $7.1 million or 19.4% of revenue for the nine months ended September 30, 1999 from $5.5 million or 20.3% of revenue for the same period in the prior year. The amount of the increase is primarily attributable to the capitalization of $854,000 of certain software development costs associated with multiplatform products during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     SOFTWORKS has funded its operations through cash generated from operations, external financing and proceeds from its initial public offering on August 4, 1998 and its secondary public offering on June 4, 1999. In addition, in September 1999, the Company sold $4.9 million of unbilled accounts receivable. In the future, the Company may sell additional unbilled accounts receivable from time to time. SOFTWORKS had cash and cash equivalents of $13.6 million and $6.0 million at September 30, 1999 and December 31, 1998, respectively.

     On August 9, 1999, the Company's Board of Directors authorized the repurchase of up to 2 million shares of SOFTWORKS, Inc. common stock. Through September 30, 1999, the Company has repurchased 245,000 shares of common stock at an average price of $6.88 per share.

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

     Net cash used in operating activities was $1.4 million for the nine months ended September 30, 1999, as compared with net cash provided by operating activities of $1.1 million for the same period in the prior year. This decrease is primarily a result of the increase in income taxes paid and the growth in accounts receivable and installment receivables. The Company paid income taxes of $1.7 million during the nine months ended September 30, 1999. During the first eight months of the same period in 1998, the Company reported its financial results on a consolidated basis with its former parent, and did not file separate tax returns.

     SOFTWORKS' investing activities primarily include expenditures for fixed assets in support of SOFTWORKS' product development activities and infrastructure. Net cash used in investing activities decreased 64.1% to $811,000 for the nine months ended September 30, 1999 from $2.3 million for the same period in the prior year. The decrease was primarily a result of a decrease in costs for software development and technology purchases and additional contingent consideration paid to two former stockholders in connection with the acquisition of SOFTWORKS by the Principal Shareholder, offset in part by increased purchases of property and equipment.

     For the nine months ended September 30, 1999 and 1998, net cash provided by financing activities was $9.7 million and $7.5 million, respectively. The increase in cash provided by financing activities was primarily a result of proceeds received from the Company's secondary public offering. The secondary public offering provided the Company with approximately $9.2 million in net proceeds. During the period, the Company also received proceeds from long-term debt of $2.5 million, primarily a result of borrowings under a line of credit agreement, as well as certain capital leases. Stock option exercises provided the Company with proceeds of $1.0 million. Cash used in financing activities during the period include debt repayment of approximately $1.2 million and the purchase of $1.7 million in treasury stock.

     SOFTWORKS' principal commitments as of September 30, 1999 consisted primarily of (i) leases on its corporate headquarters facilities, various sales offices and operating equipment, (ii) employment agreements, (iii) a software licensing and distribution agreement, and (iv) long-term debt arising from a line of credit.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of SOFTWORKS was held on August 9, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, and the number of abstentions with respect to each matter. Both proposals were approved by the shareholders.

     (a) The shareholders approved the election of the nominees to the Company's board of directors.

          Director              Votes For      Votes Withheld
          --------              ---------      --------------
          Robert Devine         14,307,743          5,750

          Charles Feld          14,307,743          5,750

     (b) The shareholders approved the amendment to Article "FOURTH" of the Company's Certificate of Incorporation to reduce the number of authorized shares of common stock from 152,000,000 to 52,000,000.

                    Votes For      Votes Withheld    Abstained
                    ---------      --------------    ---------
                   14,297,663           4,380         11,450

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     Exhibits


     Exhibit Number                      Description
     ---------------------------------------------------------------------------
      3.1 Certificate of Incorporation of Registrant, as amended
      3.2 By-Laws of Registrant*
      4.1 Specimen Common Stock Certificate*
     10.1 Lease Agreement dated June 14, 1994 between Registrant and WHT Real Estate Limited Partnership*
     10.2 First Amendment to Lease Agreement*
     10.3 Second Amendment to Lease Agreement*
     10.4 Employment Agreement between the Registrant and James Cannavino*
     10.5 Employment Agreement between the Registrant and C.R. Kinsey, III*
     10.6 Employment Agreement between the Registrant and Judy G. Carter*
     10.7 Employment Agreement between the Registrant and Lisa Welch*
     10.8 Employment Agreement between the Registrant and Robert McLaughlin*
     10.9 Form  of  Indemnification   Agreement  between  the  Company  and  its
          officers and directors*
     10.10Distribution  Agreement  dated July 8, 1997 between the Registrant and
          Cognizant Technology Solutions Corporation*
     10.11 1998 Long-term Incentive Plan, as amended **
     10.12 1999 Stock Option Plan, as amended***
     27   Financial Data Schedule

     *    Incorporated by reference to Registration Statement No. 333-53939.
     ** Incorporated by reference to Form S-8 Registration Statement No. 333-77747.
     ***  Incorporated by reference to June 1998 Form 10-Q



(b)  Reports on Form 8-K
     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Softworks, Inc.


Date: November 10, 1999          By:  /s/  Judy G. Carter
                                 -------------------------------------
                                 Judy G. Carter
                                 President, Chief Executive Officer and Director




Date: November 10, 1999          By:  /s/  Robert C. McLaughlin
                                 -------------------------------------
                                 Robert C. McLaughlin
                                 Treasurer and Chief Financial Officer